Form 10-Q
period 1998-03-31
RELTEC CORP
filed 1998-05-12
CIK 1052637

  ---------------------------------------------------------------------------
  ---------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998


(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 001-13947

                                  RELTEC CORPORATION
                (Exact name of registrant as specified in its charter)

           Delaware                                       94-3227019
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                              Number)

       5900 Landerbrook Drive, Suite 300
                Cleveland, Ohio                                44124-4019
------------------------------------------------            ----------------
   (Address of Principal Executive Offices)                    (Zip Code)

          Registrant's telephone number, including area code (440) 460-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes (   )  No ( X )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                         Outstanding as of May 8, 1998
---------------------------------         ---------------------------------
     Common stock, par value                         56,369,487
         $0.01 per share

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  RELTEC CORPORATION
                                  INDEX TO FORM 10-Q


                                                                                             PAGE
                                                                                              NO.
                                                                                           --------
 PART I.     FINANCIAL INFORMATION

    ITEM 1.     Financial Statements

                   Condensed Consolidated Balance Sheets...............................          3

                   Condensed Consolidated Statements of Operations.....................          4

                   Condensed Consolidated Statements of Cash Flows.....................          5

                   Notes to Condensed Consolidated Financial Statements................          6

    ITEM 2.     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...............................................          8

    ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk.............         11

PART II.     OTHER INFORMATION

    ITEM 1.     Legal Proceedings......................................................         11

    ITEM 2.     Changes in Securities and Use of Proceeds..............................         11

    ITEM 3.     Defaults Upon Senior Securities........................................         12

    ITEM 4.     Submission of Matters to a Vote of Security Holders....................         12

    ITEM 5.     Other Information......................................................         12

    ITEM 6.     Exhibits and Reports on Form 8-K.......................................         12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  RELTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------
                                                        March 31,  December 31,
(Dollars in millions)                                      1998         1997
------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . .  $  30.4      $  11.9
   Accounts receivable, net. . . . . . . . . . . . . . .    131.3        141.4
   Inventories . . . . . . . . . . . . . . . . . . . . .    107.0         94.7
   Deferred income taxes . . . . . . . . . . . . . . . .     27.5         26.7
   Other current assets. . . . . . . . . . . . . . . . .     15.3         18.4
------------------------------------------------------------------------------
         Total current assets. . . . . . . . . . . . . .    311.5        293.1

Property, plant and equipment, net . . . . . . . . . . .    118.0        111.4
Goodwill and intangible assets, net. . . . . . . . . . .    378.1        384.0
Other noncurrent assets. . . . . . . . . . . . . . . . .     21.7         16.1
------------------------------------------------------------------------------
         Total assets. . . . . . . . . . . . . . . . . .  $ 829.3      $ 804.6
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of debt. . . . . . . . . . . . . .  $  21.7      $  20.9
   Accounts payable. . . . . . . . . . . . . . . . . . .     86.7         78.8
   Other current liabilities . . . . . . . . . . . . . .     69.6         66.2
------------------------------------------------------------------------------
         Total current liabilities . . . . . . . . . . .    178.0        165.9

Long-term debt . . . . . . . . . . . . . . . . . . . . .     90.1        250.3
Other noncurrent liabilities . . . . . . . . . . . . . .     38.3         40.5
Preferred stock, $.01 par value; 1,000 shares of
   Series A redeemable preferred stock issued and
   outstanding with $1,000 per share redemption
   value at March 31, 1998 and December 31, 1997,
   respectively. . . . . . . . . . . . . . . . . . . . .      1.0          1.0
Redeemable common stock, $.01 par value; 295,104
   shares issued and outstanding at December 31, 1997. .        -          3.4

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 56,373,604 shares and
      49,743,504 shares issued and outstanding at
      March 31, 1998 and December 31, 1997,
      respectively . . . . . . . . . . . . . . . . . . .      0.6          0.5
   Additional paid-in capital. . . . . . . . . . . . . .    515.1        341.2
   Accumulated deficit . . . . . . . . . . . . . . . . .     (0.6)        (3.7)
   Currency translation adjustment . . . . . . . . . . .      6.8          5.5
------------------------------------------------------------------------------
         Total stockholders' equity. . . . . . . . . . .    521.9        343.5
------------------------------------------------------------------------------
         Total liabilities and stockholders' equity. . .  $ 829.3      $ 804.6
------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 RELTEC CORPORATION



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------
                                                          Three Months Ended
                                                                March 31,
(Dollars in millions, except per share data)               1998          1997
------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $ 240.2      $ 196.7
Cost of sales. . . . . . . . . . . . . . . . . . . . . .    171.0        145.0
------------------------------------------------------------------------------
   Gross profit. . . . . . . . . . . . . . . . . . . . .     69.2         51.7
Operating expenses:
   Research and product engineering. . . . . . . . . . .     16.6         13.0
   Selling and administrative. . . . . . . . . . . . . .     29.8         18.7
   Goodwill and intangible amortization. . . . . . . . .      8.2          7.9
   Other expense . . . . . . . . . . . . . . . . . . . .      1.1          0.4
------------------------------------------------------------------------------
Total operating expenses . . . . . . . . . . . . . . . .     55.7         40.0
------------------------------------------------------------------------------
Operating income . . . . . . . . . . . . . . . . . . . .     13.5         11.7
Interest expense . . . . . . . . . . . . . . . . . . . .      4.5          4.8
------------------------------------------------------------------------------
Income before income taxes . . . . . . . . . . . . . . .      9.0          6.9
Income tax provision . . . . . . . . . . . . . . . . . .      5.9          4.8
------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . .  $   3.1      $   2.1
------------------------------------------------------------------------------


------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE DATA  (NOTE 2):

Basic earnings per common share. . . . . . . . . . . . .  $  0.06      $  0.05
Weighted average shares outstanding (in millions). . . .     51.4         45.9

Diluted earnings per common share. . . . . . . . . . . .   $ 0.06      $  0.04
Weighted average shares outstanding (in millions). . . .     52.7         46.8
------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  RELTEC CORPORATION


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                March 31,
(Dollars in millions)                                       1998         1997
------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .  $   3.1      $   2.1
   Adjustments to net income to arrive at net cash
      provided by (used for) operating activities:
      Depreciation and amortization. . . . . . . . . . .     13.7         13.1
      Deferred income taxes. . . . . . . . . . . . . . .     (3.1)        (2.3)
   Changes in operating assets and liabilities
      excluding the effect of acquisitions:
      Accounts receivable, net . . . . . . . . . . . . .     10.1         (5.6)
      Inventories. . . . . . . . . . . . . . . . . . . .    (12.3)        (6.0)
      Accounts payable . . . . . . . . . . . . . . . . .      7.9         (1.0)
      Receivable from seller . . . . . . . . . . . . . .        -          5.0
      License termination. . . . . . . . . . . . . . . .        -        (11.0)
      Other assets and liabilities . . . . . . . . . . .      3.9          5.2
------------------------------------------------------------------------------
         Net cash provided by (used for) operating
           activities. . . . . . . . . . . . . . . . . .     23.3         (0.5)

INVESTING ACTIVITIES:
      Purchases of property, plant and equipment . . . .    (11.6)        (4.8)
      Investment in new business systems . . . . . . . .     (4.4)           -
      Other acquisitions and investments, net of cash
        acquired . . . . . . . . . . . . . . . . . . . .        -         (5.0)
------------------------------------------------------------------------------
         Net cash used for investing activities. . . . .    (16.0)        (9.8)

FINANCING ACTIVITIES:

      New Credit Facility net (repayments) borrowings. .   (173.8)        12.4
      Money Market lines of credit and other debt
        net borrowings . . . . . . . . . . . . . . . . .     14.5            -
      Net proceeds from initial public stock offering. .    170.3            -
      Other issuances of common stock, net . . . . . . .      0.2          0.3
------------------------------------------------------------------------------
         Net cash provided by financing activities . . .     11.2         12.7

Net increase in cash and cash equivalents. . . . . . . .     18.5          2.4
Cash and cash equivalents, beginning of period . . . . .     11.9          8.7
------------------------------------------------------------------------------
Cash and cash equivalents, end of period . . . . . . . .  $  30.4      $  11.1
------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  RELTEC CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements of RELTEC Corporation include the accounts of RELTEC Corporation and its subsidiaries ("RELTEC" or the "Company"). The condensed consolidated financial statements as of, and for, the three month periods ended March 31, 1998 and 1997 are unaudited, but in the opinion of management contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 which have been set forth in the Company's Registration Statement on Form S-1, File No. 333-44277 filed by the Company with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year; diluted earnings per common share is computed after consideration of the dilutive effect of stock options.

The following table reconciles net income available for common shareholders and the weighted average shares outstanding for basic and diluted earnings per common share for the periods presented:

------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
(Dollars in millions, except per share data)               1998         1997
------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . .  $   3.1      $   2.1
Less:  preferred stock dividends . . . . . . . . . . . .        -            -
                                                          -------      -------
Net income available to common shareholders. . . . . . .  $   3.1      $   2.1

Basic earnings per common share:
Weighted average common shares outstanding (in millions)     51.4         45.9
Basic earnings per common share. . . . . . . . . . . . .  $  0.06      $  0.05

Diluted earnings per common share:
Weighted average common shares outstanding (in millions)     51.4         45.9
Add:  effect of dilutive options (in millions) . . . . .      1.3          0.9
                                                          -------      -------
                                                             52.7         46.8
Diluted earnings per common share. . . . . . . . . . . .  $  0.06      $  0.04
------------------------------------------------------------------------------


3.   DANTHERM HEAT MANAGEMENT JOINT VENTURE

In February 1998, the Company agreed to establish a new European commercial joint venture based in Skive, Denmark. This joint venture between the Company and A/S Dantherm will be 50% owned by each party. The purpose of the joint venture is to design, manufacture and sell advanced heat management systems to the worldwide telecommunications market. Each party will contribute certain assets, including existing technology and customer accounts to the joint venture in exchange for their respective interests.

                                  RELTEC CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   INVENTORIES

Inventories are valued at the lower of cost or market and are stated on a first-in, first-out (FIFO) cost basis. Inventories consisted of the following:

------------------------------------------------------------------------------
                                                        March 31,  December 31,
(Dollars in millions)                                        1998         1997
------------------------------------------------------------------------------
 Raw materials . . . . . . . . . . . . . . . . . . . . .  $  62.2      $  58.4
 Work in process . . . . . . . . . . . . . . . . . . . .     17.7         18.8
 Finished goods. . . . . . . . . . . . . . . . . . . . .     27.1         17.5
------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . . . . . . . . . .  $ 107.0      $  94.7
------------------------------------------------------------------------------

5. INITIAL PUBLIC OFFERING OF COMMON STOCK

RELTEC completed an initial public offering of 6.3 million shares of common stock on March 18, 1998. The Company used the net proceeds of $170.3 million to reduce its aggregate outstanding debt to $111.8 million at March 31, 1998 from $271.2 million at December 31, 1997 and for general corporate purposes.

Prior to the initial public offering, the Company increased its authorized shares of common stock to 150,000,000 shares and increased its authorized shares of preferred stock to 20,000,000 shares, respectively.

In connection with the initial public offering, shares of common stock previously classified as redeemable common stock have been reclassified to stockholders' equity, as the right to put such shares to the Company by the holder of such shares has been canceled. These shares were subject to a put agreement at December 31, 1997.

6. COMPREHENSIVE INCOME

In June 1997 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 discusses how to report and display comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The following table reconciles the Company's net income to comprehensive income
(loss) for the periods presented:

------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
(Dollars in millions)                                       1998        1997
------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . .  $   3.1      $   2.1
Other comprehensive income (loss)
  Currency translation adjustments . . . . . . . . . . .      1.3         (3.0)
------------------------------------------------------------------------------
Comprehensive income (loss). . . . . . . . . . . . . . .  $   4.4      $  (0.9)
------------------------------------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to environmental, safety and health, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS ARE TO BE CONSIDERED FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS INVOLVE MANY RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, RAPID TECHNOLOGICAL CHANGE, THE IMPORTANCE OF NEW PRODUCTS, UNCERTAIN MARKETS FOR THE COMPANY'S SYSTEMS AND PRODUCTS, UNPREDICTABLE SALES CYCLES, COMPETITION, A CHANGING REGULATORY ENVIRONMENT, CUSTOMER CONCENTRATION AND NUMEROUS OTHER RISKS WHICH HAVE BEEN SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, FILE NO. 333-44277 FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY ADVISES THE READER OF THESE STATEMENTS THAT ACTUAL RESULTS OR CONDITIONS MAY DIFFER MATERIALLY FROM THOSE SET FORTH HEREIN.

OVERVIEW

RELTEC Corporation was formed in July 1995 by management and certain affiliates of Kohlberg Kravis Roberts & Co. L.P. to acquire Reliance Comm/Tec Corporation from Reliance Electric Company, a subsidiary of Rockwell International Corporation. RELTEC is a leader in the design, manufacture and sale of a broad range of telecommunications systems, products and services. Its Access Systems, Integrated Wireless Solutions and Network Components and Services are sold to wireline and wireless service providers and OEMs around the globe. RELTEC operates manufacturing plants in North America, Europe, Asia/Pacific and Latin America and has over 5,250 employees worldwide.

RELTEC Corporation is the successor to telecommunications equipment businesses that have been in continuous operation for over 60 years. Since July 1995, the Company has completed six acquisitions, strategic investments and joint venture investments for combined consideration of approximately $185.0 million.

The Company conducts business in a single industry segment, the global telecommunications equipment market. This segment includes integrated systems, components and services for voice, video and data communications. The Company's net sales are divided into three groupings: Access Systems, Integrated Wireless Solutions and Network Components and Services. The Company's products are sold directly to end users, such as Regional Bell Operating Companies ("RBOCs") and other telecommunications service providers, to telecommunications OEMs and, to a lesser extent, through third party distributors. For certain products, particularly in Access Systems, the purchase decision process may be long and unpredictable, and may involve a protracted standardization and evaluation process.

The Company's operating results may fluctuate significantly from quarter to quarter due to several factors, including, without limitation, the volume and timing of orders from and shipments to major customers, the timing of new product announcements by, and the availability of products from, the Company or its competitors, the overall level of capital expenditures by public network providers, market acceptance of new and enhanced versions of the Company's products, variations in the mix of products, systems and services sold by the Company or its sales channels and the availability and cost of key components.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales by product line offerings, expressed in dollar volumes:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,      PERCENTAGE
(DOLLARS IN MILLIONS)                             1998       1997     CHANGE
-------------------------------------------------------------------------------
 Net Sales:
 Access Systems. . . . . . . . . . . . . . .    $ 80.5     $ 59.5      35.3  %
 Integrated Wireless Solutions . . . . . . .      50.6       55.2      (8.3) %
 Network Components and Services . . . . . .     109.1       82.0      33.0  %
                                               --------   --------
    Total. . . . . . . . . . . . . . . . . .    $240.2     $196.7      22.1  %
                                               --------   --------
                                               --------   --------

Net sales increased $43.5 million, or 22.1%, to $240.2 million for the quarter ended March 31, 1998 from $196.7 million for the quarter ended March 31, 1997. Included in the 1998 first quarter results were $15.7 million of net sales contributed by businesses acquired in 1997. The net sales increase was primarily from higher sales of Access Systems and Network Components and Services. The growth of Access Systems resulted from continued strong demand for the Company's Next Generation Digital Loop Carrier ("NGDLC") platform including its industry-leading fiber-to-the-curb technology. Network Components and Services increased over the same quarter in the prior year led by a strong demand for engineering and installation services. Integrated Wireless Solutions sales were slightly down for the quarter on weakness in Europe partially offset by year-to-year increases in North America.

Gross profit as a percentage of net sales increased to 28.8% for the quarter ended March 31, 1998 from 26.3% for the quarter ended March 31, 1997. The increase in gross profit as a percentage of sales resulted primarily from benefits associated with product cost reduction initiatives and process improvements as well as higher sales volumes.

Research and product engineering expense increased $3.6 million, or 27.7%, to $16.6 million for the quarter ended March 31, 1998 from $13.0 million for the quarter ended March 31, 1997. Research and product engineering costs increased to 6.9% of net sales for the first quarter of 1998 from 6.6% of net sales for the first quarter of 1997. Approximately half of the Company's research and product engineering expense in the first quarter of 1998 and 1997 was related to Access Systems, reflecting the Company's focus on this product line.

Selling and administrative expenses increased $11.1 million to 12.4% of net sales from 9.5% of net sales for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 primarily due to the Company's continued focus on establishing global business support infrastructures in Latin America and Asia/Pacific and costs associated with the Company's implementation of new business systems.

Goodwill and intangible amortization increased $0.3 million, or 3.8%, to $8.2 million for the quarter ended March 31, 1998 from $7.9 million for the same period in 1997. This increase is primarily the result of the additional goodwill resulting from an October 1997 acquisition. Goodwill and intangible amortization were $4.7 million and $3.5 million, respectively, for the three months ended March 31, 1998 compared to $4.4 million and $3.5 million, respectively, for the three months ended March 31, 1997.

Interest expense for the quarter ended March 31, 1998 decreased $0.3 million, or 6.3%, to $4.5 million for the quarter ended March 31, 1998 from $4.8 million for the quarter ended March 31, 1997. This decrease resulted from lower debt levels towards the end of the quarter due to the Company's initial public offering of common stock that was completed on March 18, 1998 and the application of proceeds to repay debt.

The Company's effective income tax rate decreased to 65.6% for the quarter ended March 31, 1998 from 69.6% for the same period in 1997 due to higher income before taxes in relation to the levels of nondeductible goodwill amortization.

Net income for the quarter ended March 31, 1998 increased $1.0 million ($0.02 per diluted share), to $3.1 million ($0.06 per diluted share) for the quarter ended March 31, 1998 from $2.1 million ($0.04 per diluted share) for the quarter ended March 31, 1997. This increase represented a 47.6% (50% per diluted share) increase from the comparable period in 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 discusses how to report and display comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income for the quarter ended March 31, 1998 increased to $4.4 million for the quarter ended March 31, 1998 from $(0.9) million for the quarter ended March 31, 1997. This increase resulted primarily from $4.3 million of changes in currency translation rates for the Company's non-U.S. affiliates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are working capital requirements, capital expenditures and investments such as acquisitions, strategic investments and joint ventures. The Company's working capital requirements have grown as the Company has grown. Capital expenditures, exclusive of acquisitions, were $11.6 million and $4.8 million for the quarters ended March 31, 1998 and 1997, respectively.

The Company has funded its liquidity requirements principally from cash flows from operations and borrowings under its credit facilities, issuances of its common stock and to a lesser extent, from capital leases for new equipment.

As a result of the Company's March 18, 1998 initial public offering of 6.3 million shares of common stock, which resulted in net proceeds of $170.3 million, aggregate outstanding debt decreased to $111.8 million at March 31, 1998 from $271.2 million at December 31, 1997. As of March 31, 1998, the Company's aggregate borrowing availability under its credit facilities was $343.8 million.

Cash flows provided by (used for) operating activities were $23.3 million and $(0.5) million for the three months ended March 31, 1998 and 1997, respectively. Cash flows from operating activities increased by $23.8 million for the quarter ended March 31, 1998 compared to the same period in 1997 primarily due to a decrease in accounts receivable offset by an increase in inventory as well as the settlement of a license termination in the three months ended March 31, 1997.

The Company believes that its cash balances, cash generated from future operations and its existing credit facilities will be adequate to satisfy anticipated working capital requirements, capital expenditures for equipment and other investment requirements for the next twelve months. As business and market conditions permit, the Company may, from time to time, invest in, or acquire, complementary technologies, products or businesses. These activities may require the Company to seek additional equity and/or debt to fund such activities, which could result in dilution to existing stockholders.

The Company has assessed its financial and operational systems and developed plans to modify and/or replace those systems impacted by the year 2000 issue. A program is currently underway to address all affected systems with a completion date prior to the year 2000. The Company currently estimates that the cost of this program will be approximately $31.0 million.

NEW ACCOUNTING PRONOUNCEMENT

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 must be implemented by the Company in 1998. The Company has not completed its evaluation of this statement, but does not anticipate a material impact on the consolidated financial statements from the adoption of the additional disclosure requirements of this accounting standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1995, Vicor Corporation and its licensing affiliate VLT Corporation (collectively, "VLT") filed suit against the Company alleging underpayment of royalties and other defaults under an agreement pursuant to which VLT licensed to the Company the right to use certain technology related to power conversion. The case is currently pending in the Essex County Superior Court in Lawrence, Massachusetts. In June 1997, the Company notified VLT that it was exercising its right to terminate the agreement because the Company was not using the VLT technology in any products with material sales. The Company believes that it has meritorious defenses to VLT's claims and intends to defend vigorously this suit.

In November 1997, Advance Fibre Communications, Inc. ("AFC") filed suit against the Company in the Superior Court of the State of California alleging trade secret misappropriation and other wrongful acts related to the Company's engagement of Vidar Sun Moon Star ("VSMS") to provide certain engineering services. AFC alleged that the Company wrongfully obtained AFC's proprietary trade secret information from VSMS, a licensee of certain AFC technology, in connection with development work performed by VSMS on the Company's MatrixExpress-TM-product. In addition to monetary damages, AFC sought injunctive relief prohibiting RELTEC from using AFC proprietary trade secret information, destroying AFC documents prior to trial and selling, manufacturing, or marketing the Company's MatrixExpress-TM- product. On May 1, 1998, the Superior Court of the State of California, County of Sonoma denied AFC's request for a preliminary injunction that would have prohibited the Company from selling, manufacturing or marketing MatrixExpress-TM-. Because the Company has firmly denied possession or use of any AFC proprietary trade secret information, the Company agreed to an order prohibiting it from using AFC proprietary trade secret information and destroying documents prior to trial. Accordingly, the Superior Court of the State of California stated that it would enter a preliminary injunction consistent with the scope of this stipulation.

The Company continues to believe that AFC's claims are without merit and intends to defend vigorously this suit. A trial date has not yet been set. If the Company is unsuccessful at trial, the Company may be unable to continue the development, marketing or sale of the MatrixExpress-TM- product or may be required to modify the current design, which would delay or interrupt the deployment of MatrixExpress-TM-.

On March 11, 1998, the Company received a notice from the United States Environmental Protection Agency that its Lorain Products division may be a potentially responsible party in connection with a superfund site in Kansas City. The notice stated that over 1,500 parties sent materials to the site. The Company's preliminary review of its records and publicly available information leads it to believe that the Company's allocable share, if any, of the clean-up costs of this site would not be material.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarterly period ended March 31, 1998, the Company issued 3,000 shares of Common Stock to a management investor under its Employee Stock Plan for aggregate consideration of $55,500 and 7,196 shares of Common Stock to one of the Company's employee benefit plans for aggregate consideration of $133,126.

On March 13, 1998, the Company commenced its initial public offering (the "Offering") pursuant to the Company's Registration Statement on Form S-1 (Registration No. 333-44277) which was declared effective on March 12, 1998. The Company sold an aggregate of 6,325,000 shares of Common Stock, par value $.01 per share for total consideration of $183,425,000 constituting the total number of shares registered. The managing underwriters were Morgan Stanley Dean Witter, Salomon Smith Barney, Goldman, Sachs & Co., Deutsche Morgan Grenfell, Lehman Brothers and J.P. Morgan & Co.

Aggregate expenses incurred by the Company in connection with the Offering totaled $13,122,625. All such expenses were direct payments to others as follows:


   Underwriting discounts paid to the underwriters              $ 11,922,625

   Other fees and expenses as follows:
      Securities and Exchange Commission registration fee       $     50,379
      National Association of Securities Dealers, Inc.
        filing fee                                                    17,577
      New York Stock Exchange listing application fee                 87,200(*)
      Legal fees and expenses                                        250,000(*)
      Accounting fees and expenses                                   175,000
      Printing and engraving fees and expenses                       504,000
      Blue Sky fees and expenses                                      30,000(*)
      Transfer Agent fees and expenses                                10,200
      Miscellaneous expenses                                          75,644(*)
                                                                     -------
                                                                  $1,200,000
            (*) estimated


   Net Offering proceeds to the Company were $170,302,375 as follows:
      Aggregate Offering proceeds               $183,425,000
      Underwriting discount                      (11,922,625)
      Other fees and expenses                     (1,200,000)
                                                ------------
      Net proceeds to the company               $170,302,375


The Company applied approximately $167.3 million of the net proceeds to repay indebtedness under the Company's various credit facilities. The remaining net proceeds of approximately $3.0 million were used for general corporate purposes, including working capital requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 14, 1998, resolutions were adopted by the shareholders of the Company approving a modification to the Certificate of Incorporation. The modifications approved by the shareholders changed the name of the Company from RELTEC Holdings, Inc. to RELTEC Corporation and changed the authorized share capitalization to 170,000,000, comprised of 150,000,000 shares of Common Stock, par value $.01 per share, and 20,000,000 shares of Preferred Stock, par value $.01 per share. On March 11, 1998, resolutions were adopted by shareholders of the Company approving the Company's 1998 Equity Participation Plan. The shareholders approving both resolutions were CMT Associates, KKR Partners II, L.P. and Dudley Sheffler, representing 45,584,783 votes out of 49,743,504 constituting in excess of 90% of the issued and outstanding shares. The resolutions were adopted by written consent in lieu of a meeting pursuant to
Section 228(a) of the Delaware General Corporation Law.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        Exhibit No. 27
        Financial Data Schedule

(b)  Reports on Form 8-K:

       Not Applicable


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RELTEC Corporation

May 11, 1998                       By:
                                      ---------------
                                   John L. Wilson
                                   Vice President and Controller