Form 10-Q
period 1998-06-30
RELTEC CORP
filed 1998-08-14
CIK 1052637

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-13947

                               RELTEC CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 94-3227019
 --------------------------------        ---------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
  Incorporation or Organization)

  5900 Landerbrook Drive, Suite 300
            Cleveland, Ohio                                44124-4019
----------------------------------------        -------------------------------
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
                                Yes ( X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                         Outstanding as of August 7, 1998
     -----------------------------            ----------------------------------
        Common stock, par value                         56,370,617
           $0.01 per share

-------------------------------------------------------------------------------

                               RELTEC CORPORATION
                               INDEX TO FORM 10-Q

                                                                            PAGE NO.
                                                                            --------
PART I.     FINANCIAL INFORMATION

   ITEM 1.    Financial Statements

                  Condensed Consolidated Balance Sheets.....................    3

                  Condensed Consolidated Statements of Operations...........    4

                  Condensed Consolidated Statements of Cash Flows...........    5

                  Notes to Condensed Consolidated Financial Statements......    6

   ITEM 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................    9

   ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk....   13

PART II.    OTHER INFORMATION

   ITEM 1.    Legal Proceedings.............................................   14

   ITEM 2.    Changes in Securities and Use of Proceeds.....................   14

   ITEM 3.    Defaults Upon Senior Securities...............................   14

   ITEM 4.    Submission of Matters to a Vote of Security Holders...........   14

   ITEM 5.    Other Information.............................................   14

   ITEM 6.    Exhibits and Reports on Form 8-K..............................   14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RELTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                                                          June 30,  December 31,
(Dollars in millions)                                                                       1998        1997
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .......................................................     $ 27.6     $ 11.9
     Accounts receivable, net ........................................................      164.2      141.4
     Inventories .....................................................................      104.3       94.7
     Deferred income taxes ...........................................................       27.1       26.7
     Other current assets ............................................................       13.6       18.4
------------------------------------------------------------------------------------------------------------
           Total current assets ......................................................      336.8      293.1

Property, plant and equipment, net ...................................................      121.6      111.4
Goodwill and intangible assets, net ..................................................      370.6      384.0
Other noncurrent assets ..............................................................       25.5       16.1
------------------------------------------------------------------------------------------------------------
           Total assets ..............................................................     $854.5     $804.6
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of debt ......................................................     $ 16.3     $ 20.9
     Accounts payable ................................................................       85.4       78.8
     Other current liabilities .......................................................       66.4       66.2
------------------------------------------------------------------------------------------------------------
           Total current liabilities .................................................      168.1      165.9

Long-term debt .......................................................................      112.0      250.3
Other noncurrent liabilities .........................................................       39.0       40.5
Preferred stock, $.01 par value; 1,000 shares of Series A redeemable preferred stock issued and outstanding with $1,000 per share redemption value at June 30, 1998 and
    December 31, 1997, respectively ..................................................        1.0        1.0
Redeemable common stock, $.01 par value; 295,104 shares issued and outstanding at
    December 31, 1997 ................................................................          -        3.4

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 56,370,617 shares and 49,743,504 shares issued and
        outstanding at June 30, 1998 and December 31, 1997, respectively .............        0.6        0.5
    Additional paid-in capital .......................................................      515.1      341.2
    Accumulated earnings (deficit) ...................................................       13.3       (3.7)
    Currency translation adjustment ..................................................        5.4        5.5
------------------------------------------------------------------------------------------------------------
           Total stockholders' equity ................................................      534.4      343.5
------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity ................................     $854.5     $804.6
------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RELTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------------------
                                                   Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
(Dollars in millions, except share data)             1998       1997       1998       1997
--------------------------------------------------------------------------------------------
Net sales ......................................     $278.0     $216.0     $518.2     $412.7
Cost of sales ..................................      189.8      151.9      360.8      296.9
--------------------------------------------------------------------------------------------
    Gross profit ...............................       88.2       64.1      157.4      115.8
Operating expenses:
     Research and product engineering ..........       17.1       13.7       33.7       26.7
     Selling and administrative ................       33.2       21.0       63.0       39.7
     Goodwill and intangible amortization ......        8.4        7.9       16.6       15.8
     Other expense .............................        0.8          -        1.9        0.4
--------------------------------------------------------------------------------------------
Total operating expenses .......................       59.5       42.6      115.2       82.6
--------------------------------------------------------------------------------------------
Operating income ...............................       28.7       21.5       42.2       33.2
Interest expense ...............................        1.9        4.9        6.4        9.7
--------------------------------------------------------------------------------------------
Income before income taxes .....................       26.8       16.6       35.8       23.5
Income tax provision ...........................       12.8        8.4       18.7       13.2
--------------------------------------------------------------------------------------------
Net income .....................................     $ 14.0     $  8.2     $ 17.1     $ 10.3
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE DATA (NOTE 2):

Basic net income per common share ..............     $ 0.25     $ 0.16     $ 0.32     $ 0.21
Weighted average shares outstanding ............       56.4       49.9       53.9       47.7

Diluted net income per common share ............     $ 0.24     $ 0.16     $ 0.31     $ 0.21
Weighted average shares and options outstanding.       58.2       50.7       55.5       48.5
--------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RELTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                                       June 30,
(Dollars in millions)                                                             1998         1997
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income ...............................................................   $   17.1   $   10.3
     Adjustments to net income to arrive at net cash provided by operating activities:
       Depreciation and amortization ..........................................       27.2       25.9
       Deferred income taxes ..................................................       (2.6)      (4.7)
     Changes in operating assets and liabilities:
       Accounts receivable, net ...............................................      (22.8)      (7.3)
       Inventories ............................................................       (9.6)     (15.2)
       Accounts payable .......................................................        6.6       (4.1)
       Receivable from seller .................................................          -        5.0
       License termination ....................................................          -      (11.0)
       Other assets and liabilities ...........................................        1.4        5.8
-------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities ..........................       17.3        4.7
INVESTING ACTIVITIES:
       Purchases of property, plant and equipment .............................      (20.5)     (12.7)
       Investment in new business systems .....................................       (8.8)         -
       Other acquisitions and investments .....................................          -       (5.0)
-------------------------------------------------------------------------------------------------------
           Net cash used for investing activities .............................      (29.3)     (17.7)
FINANCING ACTIVITIES:
       New Credit Facility net repayments .....................................     (151.8)     (56.1)
       Money Market lines of credit and other debt net borrowings .............        8.9       22.0
       Net proceeds from initial public stock offering ........................      170.3          -
       Other repurchases of common stock, net .................................        0.3       50.2
-------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities ..........................       27.7       16.1
Net increase in cash and cash equivalents .....................................       15.7        3.1
Cash and cash equivalents, beginning of period ................................       11.9        8.7
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period ......................................   $   27.6   $   11.8
-------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               RELTEC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements of RELTEC Corporation include the accounts of RELTEC Corporation and its subsidiaries ("RELTEC" or the "Company"). The condensed consolidated financial statements are unaudited, but in the opinion of management contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 which have been set forth in the Company's Registration Statement on Form S-1, File No. 333-44277 filed by the Company with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

The following table reconciles net income available for common shareholders and the weighted average shares outstanding for basic and diluted earnings per common share for the periods presented:

-------------------------------------------------------------------------------------------------
                                                           Three Months Ended   Six Months Ended
                                                                 June 30,            June 30,
(Dollars in millions, except per share data)                 1998      1997      1998      1997
-------------------------------------------------------------------------------------------------
Net income .............................................     $14.0     $ 8.2     $17.1     $10.3
Less:  preferred stock dividends .......................         -         -       0.1       0.1
                                                             -----     -----     -----     -----
Net income available to common shareholders ............     $14.0     $ 8.2     $17.0     $10.2

Basic earnings per common share:
Weighted average common shares outstanding (in millions)      56.4      49.9      53.9      47.7
Basic earnings per common share ........................     $0.25     $0.16     $0.32     $0.21

Diluted earnings per common share:
Weighted average common shares outstanding (in millions)      56.4      49.9      53.9      47.7
Add:  effect of dilutive options (in millions) .........       1.8       0.8       1.6       0.8
                                                             -----     -----     -----     -----
                                                              58.2      50.7      55.5      48.5
Diluted earnings per common share ......................     $0.24     $0.16     $0.31     $0.21
-------------------------------------------------------------------------------------------------

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

4.   INVENTORIES

Inventories are valued at the lower of cost or market and are stated on a first-in, first-out (FIFO) cost basis. Inventories consisted of the following:

------------------------------------------------------------------
                                           June 30,  December 31,
(Dollars in millions)                       1998        1997
------------------------------------------------------------------
Raw materials .........................    $ 60.6      $58.4
Work in process .......................      17.2       18.8
Finished goods ........................      26.5       17.5
------------------------------------------------------------------
      Total ...........................    $104.3      $94.7
------------------------------------------------------------------

5.   INITIAL PUBLIC OFFERING OF COMMON STOCK

RELTEC completed an initial public offering of 6.3 million shares of common stock on March 18, 1998. The Company used the net proceeds of $170.3 million to reduce its aggregate outstanding debt and for general corporate purposes.

Prior to the initial public offering, the Company increased its authorized shares of common stock to 150,000,000 shares and increased its authorized shares of preferred stock to 20,000,000 shares.

In connection with the initial public offering, shares of common stock previously classified as redeemable common stock have been reclassified to stockholders' equity, as the right to put such shares to the Company by the holder has been canceled. These shares were subject to a put agreement at December 31, 1997.

6.   COMPREHENSIVE INCOME

In June 1997 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 discusses how to report and display comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The following table reconciles the Company's net income to comprehensive income for the periods presented:

------------------------------------------------------------------------------------
                                            Three Months Ended    Six Months Ended
                                                  June 30,           June 30,
(Dollars in millions)                         1998       1997     1998       1997
------------------------------------------------------------------------------------
Net income ..............................     $14.0      $8.2     $17.1      $10.3
Other comprehensive income
     Currency translation adjustments ...      (1.4)      0.6      (0.1)      (2.4)
------------------------------------------------------------------------------------
Comprehensive income ....................     $12.6      $8.8     $17.0      $ 7.9
------------------------------------------------------------------------------------


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

8.   SUBSEQUENT EVENTS

In July 1998, SPLICE do Brasil Telecommunicacoes e Eletronica S.A. ("SPLICE") and the Company agreed to establish RELTEC Sistemas de Energia Ltda. ("RSEL"), a new Latin American commercial joint venture based in San Paulo, Brazil. This newly formed company will market and support power products and systems for the telecommunications markets in Brazil and other Latin American countries. The joint venture combines RELTEC's power products and power system configurations technology with SPLICE's manufacturing capabilities and knowledge of the Brazilian telecommunications markets. RSEL will be 50% owned by each party.

In July 1998, the Company initiated plans to restructure its European operations by closing one facility in the United Kingdom and reducing its workforce in the United Kingdom. As a result of this restructuring, the Company will record a nonrecurring pre-tax charge of approximately $4.0 million to $6.0 million in the third quarter of 1998 to cover facility closing costs and planned work force reductions.

In August 1998, the Company announced an agreement to acquire the assets of Evergood Telecom Enclosures ("Evergood"), a wholly owned subsidiary of the Walker Group, Inc, for approximately $13.3 million in cash. This acquisition will be accounted for using the purchase method of accounting. Based in Welcome, North Carolina, Evergood designs and manufactures power transfer devices and custom enclosures used in wireline and wireless telecommunications applications.

In August 1998, the Company and Positron Fiber Systems Corporation ("PFS") announced a definitive merger agreement under which the Company has undertaken to make an offer to purchase all outstanding common shares of PFS for US$13.625 per share in cash. The aggregate value of the transaction is approximately $200.0 million. The Company will finance this transaction through borrowing availability under its existing credit facilities. This acquisition will be accounted for using the purchase method of accounting. Based in Montreal, Quebec, Canada, PFS is a leading manufacturer of innovative telecommunications equipment for high reliability and critical service applications. This acquisition creates a family of broadband access platforms for delivering multimedia services and advances the Company's position in the multi-billion dollar SONET/SDH broadband access delivery market.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS ARE TO BE CONSIDERED FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE MANY RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, RAPID TECHNOLOGICAL CHANGE, THE IMPORTANCE OF DEVELOPING AND SUCCESSFULLY MARKETING NEW PRODUCTS, UNCERTAIN MARKETS FOR THE COMPANY'S SYSTEMS AND PRODUCTS, UNPREDICTABLE SALES CYCLES, COMPETITION, A CHANGING REGULATORY ENVIRONMENT, CUSTOMER CONCENTRATION, RISKS ASSOCIATED WITH ACQUISITIONS AND INTERNATIONAL OPERATIONS AND NUMEROUS OTHER RISKS WHICH HAVE BEEN SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, FILE NO. 333-44277 FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY ADVISES THE READER OF THESE STATEMENTS THAT ACTUAL RESULTS OR CONDITIONS MAY DIFFER MATERIALLY FROM THOSE SET FORTH HEREIN.

OVERVIEW

RELTEC Corporation was formed in July 1995 by management and certain affiliates of Kohlberg Kravis Roberts & Co. L.P. to acquire Reliance Comm/Tec Corporation from Reliance Electric Company, a subsidiary of Rockwell International Corporation. RELTEC is a leader in the design, manufacture and sale of a broad range of telecommunications systems, products and services. Its Access Systems, Integrated Wireless Solutions and Network Components and Services are sold to wireline and wireless service providers and OEMs around the globe. RELTEC operates manufacturing plants in North America, Europe, Asia/Pacific and Latin America and has over 5,900 employees worldwide.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales by product line offerings, expressed in dollar volumes:

----------------------------------------------------------------------
                                    Three Months Ended     Percentage
                                         June 30,            Change
(Dollars in millions)                1998        1997
-------------------------------     ------      ------     -----------
Net Sales:
Access Systems ................     $ 97.4      $ 72.8        33.8%
Integrated Wireless Solutions .       48.0        41.8        14.8%
Network Components and Services      132.6       101.4        30.8%
                                    ------      ------
    Total .....................     $278.0      $216.0        28.7%
----------------------------------------------------------------------

----------------------------------------------------------------------
                                     Six Months Ended      Percentage
                                        June 30,             Change
(Dollars in millions)                1998        1997
-------------------------------     ------      ------     -----------
Net Sales:
Access Systems ................     $177.9      $132.3        34.5%
Integrated Wireless Solutions .       98.6        97.0         1.6%
Network Components and Services      241.7       183.4        31.8%
                                    ------      ------
    Total .....................     $518.2      $412.7        25.6%
----------------------------------------------------------------------

NET SALES
Net sales increased $62.0 million, or 28.7%, to $278.0 million for the quarter ended June 30, 1998 from $216.0 million for the quarter ended June 30, 1997. Included in the 1998 second quarter results were $17.3 million of net sales contributed by businesses acquired in 1997.

Net sales increased $105.5 million, or 25.6%, to $518.2 million for the six months ended June 30, 1998 from $412.7 million for the six months ended June 30, 1997. Included in the results of the first six months of 1998 were $32.9 million of net sales contributed by businesses acquired in 1997.

The net sales increase was primarily from higher sales of Access Systems and Network Components and Services. The growth of Access Systems resulted from continued strong demand for the Company's Next Generation Digital Loop Carrier ("NGDLC") platform including its industry-leading fiber-to-the-curb technology. Network Components and Services increased over the same periods in the prior years led by a strong demand for engineering and installation services by a broad range of ILEC, CLEC, wireless and alternative carrier customers.

Integrated Wireless Solutions sales increased over the comparable period in the prior year, but were below management expectations. The wireless market weakness in Europe was partially offset by period-to-period increases in North America. The European weakness was due to excess customer inventories, the delay of awards of new GSM licenses and the continuing strength of the British pound against other European currencies. The Company initiated a plan in early July 1998 to restructure its European operations. As a result of this restructuring, the Company will close one of its U.K. facilities, reduce its U.K. workforce and transfer its heat management business to a recently formed joint venture in Denmark. This restructuring will result in a nonrecurring charge of approximately $4.0 million to $6.0 million in the third quarter of 1998 related to facility closing costs and planned workforce reductions.

GROSS PROFIT
Gross profit as a percentage of net sales increased to 31.7% for the quarter ended June 30, 1998 from 29.7% for the quarter ended June 30, 1997.

Gross profit as a percentage of net sales increased to 30.4% for the six months ended June 30, 1998 from 28.1% for the six months ended June 30, 1997.

The increase in gross profit as a percentage of sales resulted primarily from benefits associated with product cost reduction initiatives, process improvements and increased sales volumes of higher margin products. An increase in the percentage of services revenues, which carry lower margins, moderated some of the improvements in systems product margins.

RESEARCH AND PRODUCT ENGINEERING
Research and product engineering expense increased $3.4 million, or 24.8%, to $17.1 million for the quarter ended June 30, 1998 from $13.7 million for the quarter ended June 30, 1997. Research and product engineering costs were 6.2% of net sales for the second quarter of 1998 and 6.3% of net sales for the second quarter of 1997.

Research and product engineering expense increased $7.0 million, or 26.2%, to $33.7 million for the six months ended June 30, 1998 from $26.7 million for the six months ended June 30, 1997. Research and product engineering costs were 6.5% of net sales for both the six months ended June 30, 1998 and the six months ended June 30, 1997.

Approximately one-half of the Company's research and product engineering expense in these periods was related to Access Systems, reflecting the Company's continued focus on this product line.

SELLING AND ADMINISTRATIVE
Selling and administrative expenses increased $12.2 million to 11.9% of net sales from 9.7% of net sales for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997.

Selling and administrative expenses increased $23.3 million to 12.2% of net sales from 9.6% of net sales for six months ended June 30, 1998 compared to the six months ended June 30, 1997.

The increase in selling and administrative expenses was primarily due to RELTEC's continued organizational investments in Latin America and Asia/Pacific, higher sales commissions on sales outside of North America, the costs associated with the implementation of new business systems and seasonal marketing expenses.

GOODWILL AND INTANGIBLE AMORTIZATION
Goodwill and intangible amortization increased $0.5 million, or 6.3%, to $8.4 million for the quarter ended June 30, 1998 from $7.9 million for the same period in 1997. Goodwill and intangible amortization were $4.7 million and $3.7 million, respectively, for the three months ended June 30, 1998 compared to $4.4 million and $3.5 million, respectively, for the three months ended June 30, 1997.

Goodwill and intangible amortization increased $0.8 million, or 5.1%, to $16.6 million for the six months ended June 30, 1998 from $15.8 million for the same period in 1997. Goodwill and intangible amortization were $9.4 million and $7.2 million, respectively, for the six months ended June 30, 1998 compared to $8.8 million and $7.0 million, respectively, for the six months ended June 30, 1997.

This increase is primarily the result of the additional goodwill resulting from an October 1997 acquisition.

INTEREST EXPENSE
Interest expense decreased $3.0 million to $1.9 million for the quarter ended June 30, 1998 from $4.9 million for the quarter ended June 30, 1997.

Interest expense decreased $3.3 million to $6.4 million for the six months ended June 30, 1998 from $9.7 million for the six months ended June 30, 1997.

This decrease resulted from lower debt levels due to the Company's initial public offering of common stock that was completed on March 18, 1998 and the application of proceeds to repay debt.

EFFECTIVE INCOME TAX RATE
The Company's effective income tax rate decreased to 47.8% for the quarter ended June 30, 1998 from 50.6% for the same period in 1997.

The Company's effective income tax rate decreased to 52.2% for the six months ended June 30, 1998 from 56.2% for the same period in 1997.

The overall decreases in the Company's effective income tax rate were due to higher income before taxes in relation to the levels of nondeductible goodwill amortization.

NET INCOME AND DILUTED EARNINGS PER SHARE
Net income for the quarter ended June 30, 1998 increased $5.8 million ($0.08 per diluted share), to $14.0 million ($0.24 per diluted share) from $8.2 million ($0.16 per diluted share) for the quarter ended June 30, 1997. This increase represented a 70.7% increase from the comparable period in 1997 (50.0% increase per diluted share).

Net income for the six months ended June 30, 1998 increased $6.8 million ($0.10 per diluted share), to $17.1 million ($0.31 per diluted share) from $10.3 million ($0.21 per diluted share) for the six months ended June 30, 1997. This increase represented a 66.0% (47.6% per diluted share) increase from the comparable period in 1997.

COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 discusses how to report and display comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Comprehensive income for the quarter ended June 30, 1998 increased to $12.6 million from $8.8 million for the quarter ended June 30, 1997.

Comprehensive income for the six months ended June 30, 1998 increased to $17.0 million from $7.9 million for the six months ended June 30, 1997.

These increases resulted primarily from higher net earnings in comparative periods and changes in currency translation rates for the Company's non-U.S. affiliates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are working capital requirements, capital expenditures and investments such as acquisitions, strategic investments and joint ventures. The Company's working capital requirements have grown as the Company has grown. Capital expenditures, exclusive of acquisitions and investments in new business systems, were $8.9 million and $7.9 million for the quarters ended June 30, 1998 and 1997, and $20.5 and $12.7 for the six months ended June 30, 1998 and 1997, respectively.

The Company has funded its liquidity requirements principally from cash flows from operations and borrowings under its credit facilities, issuances of its common stock and to a lesser extent, from capital leases for new equipment.

On March 18, 1998, the Company consummated an initial public offering of 6.3 million shares of common stock, which resulted in net proceeds of $170.3 million. The Company applied $167.3 million of the net proceeds to repay indebtedness resulting in a net decrease of indebtedness from $271.2 million at December 31, 1997 to $128.3 million at June 30, 1998. As of June 30, 1998, the Company's aggregate borrowing availability under its credit facilities was $323.9 million.

Cash flows provided by operating activities were $17.3 million and $4.7 million for the six months ended June 30, 1998 and 1997, respectively. Cash flows from operating activities increased by $12.6 million for the six months ended June 30, 1998 compared to the same period in 1997 primarily due to overall higher net earnings and accounts payable, offset by increases in accounts receivable and inventory.

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

The Company has assessed its financial and operational systems and developed plans to modify and/or replace those systems impacted by the year 2000 issue. A program is currently underway to address all affected systems with a completion date prior to the year 2000. The Company currently estimates that the cost of this program will be approximately $31.0 million. Nonetheless, there can be no assurance that the systems used by outside service providers or third parties upon which the Company's systems rely will be timely remediated or that failure to convert by another company, or a conversion that is incompatible with the Company's system would not have a material adverse affect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The Company must implement SFAS 131 by December 31, 1998. The Company has not completed its evaluation of this statement, but does not anticipate a material impact on the consolidated financial statements from the adoption of the additional disclosure requirements of this accounting standard.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 - "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of these plans. SFAS 132 is effective for fiscal years beginning after December 31, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. The Company has not completed its evaluation of this statement, but does not anticipate a material impact on the consolidated financial statements from the adoption of the additional disclosure requirements of this accounting standard.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of this statement is encouraged, but is permitted only as of the beginning of any fiscal quarter beginning after June of 1998. SFAS 133 is not to be applied retroactively to financial statements of prior years. The Company has not completed its evaluation of this statement, but does not anticipate a material impact on the consolidated financial statements from the adoption of this accounting standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 1997, Advanced Fibre Communications, Inc. ("AFC") filed suit against the Company in the Superior Court of the State of California alleging trade secret misappropriation and other wrongful acts related to the Company's engagement of Vidar Sun Moon Star ("VSMS") to provide certain engineering services. AFC alleged that the Company wrongfully obtained AFC's proprietary trade secret information from VSMS, a licensee of certain AFC technology, in connection with development work performed by VSMS on the Company's MatrixExpress-TM- product. In addition to monetary damages, AFC sought injunctive relief prohibiting RELTEC from using AFC proprietary trade secret information, destroying AFC documents prior to trial and selling, manufacturing, or marketing the Company's MatrixExpress-TM- product. On May 1, 1998, the Superior Court of the State of California, County of Sonoma denied AFC's request for a preliminary injunction that would have prohibited the Company from selling, manufacturing or marketing MatrixExpress-TM-. Because the Company has firmly denied possession or use of any AFC proprietary trade secret information, the Company agreed to an order prohibiting it from using AFC proprietary trade secret information and destroying documents prior to trial. Accordingly, the Superior Court of the State of California entered a preliminary injunction consistent with the scope of this stipulation.

On June 10, 1998, AFC filed an amended complaint in which they made allegations similar to the above with respect to the Company's Matrix product and undefined pots line card to be used in the Company's DISC*S-Registered Trademark- product.

The Company continues to believe that AFC's claims are without merit and intends to defend vigorously this suit. A trial date has not yet been set. If the Company is unsuccessful at trial, the Company may be unable to continue the development, marketing or sale of the MatrixExpress-TM- and/or Matrix products or may be required to modify the current designs, which would delay or interrupt the deployment of MatrixExpress-TM- and/or Matrix products. In addition, the Company may be unable to continue marketing or selling the version of the DISC*S-Registered Trademark- pot line card that AFC references in its complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

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


                               RELTEC Corporation

August 14, 1998                By:
                                  -------------------------------
                               John L. Wilson
                               Vice President and Controller