Form 10-Q
period 1998-09-30
RELTEC CORP
filed 1998-11-16
CIK 1052637

--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998


( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 001-13947
                                                 ---------

                                 RELTEC CORPORATION
               (Exact name of registrant as specified in its charter)

             Delaware                                   94-3227019
-----------------------------------        -----------------------------------
  (State or Other Jurisdiction of            (I.R.S. Employer Identification
  Incorporation or Organization)                         Number)

      5900 Landerbrook Drive, Suite 300
               Cleveland, Ohio                              44124-4019
----------------------------------------------           ----------------
   (Address of Principal Executive Offices)                 (Zip Code)

      Registrant's telephone number, including area code (440) 460-3600
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes (X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                       Outstanding as of October 30, 1998
-----------------------------------       --------------------------------------
      Common stock, par value                           56,367,943
           $0.01 per share

--------------------------------------------------------------------------------

                                 RELTEC CORPORATION
                                 INDEX TO FORM 10-Q

                                                                                PAGE
                                                                                 NO.
                                                                               ------
PART I.   FINANCIAL INFORMATION

  ITEM 1.    Financial Statements

                Condensed Consolidated Balance Sheets . . . . . . . . . . . . . .  3

                Condensed Consolidated Statements of Operations . . . . . . . . .  4

                Condensed Consolidated Statements of Cash Flows . . . . . . . . .  5

                Notes to Condensed Consolidated Financial Statements. . . . . . .  6

  ITEM 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . . . . . 10

  ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk . . . . . 17

PART II.  OTHER INFORMATION

  ITEM 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 18

  ITEM 2.    Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . 18

  ITEM 3.    Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . 18

  ITEM 4.    Submission of Matters to a Vote of Security Holders. . . . . . . . . 18

  ITEM 5.    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 18

  ITEM 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                 RELTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                         September 30,   December 31,
(Dollars in millions, except share data)                                     1998           1997
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .       $   40.8         $ 11.9

     Accounts receivable, net. . . . . . . . . . . . . . . . . . . . .          169.2          141.4

     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .          130.0           94.7

     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           26.9           26.7

     Other current assets. . . . . . . . . . . . . . . . . . . . . . .           14.4           18.4
-----------------------------------------------------------------------------------------------------
          Total current assets . . . . . . . . . . . . . . . . . . . .          381.3          293.1


Property, plant and equipment, net . . . . . . . . . . . . . . . . . .          137.9          111.4

Goodwill and intangible assets, net. . . . . . . . . . . . . . . . . .          498.2          384.0

Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . .           30.4           16.1
-----------------------------------------------------------------------------------------------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .       $1,047.8         $804.6
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of debt. . . . . . . . . . . . . . . . . . . .       $   30.6         $ 20.9

     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .          101.5           78.8

     Other current liabilities . . . . . . . . . . . . . . . . . . . .           74.8           66.2
-----------------------------------------------------------------------------------------------------
          Total current liabilities. . . . . . . . . . . . . . . . . .          206.9          165.9


Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .          307.5          250.3

Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . .           50.9           40.5

Preferred stock, $.01 par value;  1,000 shares of Series A redeemable preferred stock issued and outstanding with $1,000 per share redemption value at September 30, 1998 and December 31, 1997,
     respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .            1.0            1.0

Redeemable common stock, $.01 par value; 295,104 shares issued and
     outstanding at December 31, 1997. . . . . . . . . . . . . . . . .              -            3.4

STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value;  56,367,943 shares and 49,743,504 shares issued and outstanding at September 30, 1998 and
          December 31, 1997, respectively. . . . . . . . . . . . . . .            0.6            0.5

     Additional paid-in capital. . . . . . . . . . . . . . . . . . . .          525.5          341.2

     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .          (47.6)          (3.7)

     Currency translation adjustment . . . . . . . . . . . . . . . . .            3.0            5.5
-----------------------------------------------------------------------------------------------------
          Total stockholders' equity . . . . . . . . . . . . . . . . .          481.5          343.5
-----------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity . . . . . . . . .       $1,047.8         $804.6
-----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              RELTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                 Three Months Ended             Nine Months Ended
                                                                                    September 30,                 September 30,
(Dollars in millions, except share data)                                         1998           1997           1998           1997
----------------------------------------------------------------------------------------------------------------------------------
Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  251.4       $  224.7       $  769.6       $  637.4

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          179.4          155.4          540.2          452.3
----------------------------------------------------------------------------------------------------------------------------------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . .           72.0           69.3          229.4          185.1

Operating expenses:

     Research and product engineering. . . . . . . . . . . . . . . . .           18.4           13.6           52.1           40.3

     Selling and administrative. . . . . . . . . . . . . . . . . . . .           31.1           22.2           94.1           61.9

     Goodwill and intangible amortization. . . . . . . . . . . . . . .            8.6            7.9           25.2           23.7

     Write-off of acquired in-process research and development . . . .           58.4            0.7           58.4            0.7

     Other expense . . . . . . . . . . . . . . . . . . . . . . . . . .            8.8            0.4           10.7            0.8
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses . . . . . . . . . . . . . . . . . . . . . . .          125.3           44.8          240.5          127.4
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . .          (53.3)          24.5          (11.1)          57.7

Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .            2.7            4.5            9.1           14.2
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes. . . . . . . . . . . . . . . . . . .          (56.0)          20.0          (20.2)          43.5

Income tax provision . . . . . . . . . . . . . . . . . . . . . . . . .            4.9            9.9           23.6           23.1
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (60.9)       $  10.1       $  (43.8)       $  20.4
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE DATA  (NOTE 2):


Basic net income (loss) per common share . . . . . . . . . . . . . . .       $  (1.08)       $  0.20       $  (0.80)       $  0.42

Weighted average shares outstanding. . . . . . . . . . . . . . . . . .           56.4           49.9           54.7           48.5


Diluted net income (loss) per common share . . . . . . . . . . . . . .       $  (1.08)       $  0.20       $  (0.80)       $  0.41

Weighted average shares and options outstanding. . . . . . . . . . . .           56.4           50.7           54.7           49.3
----------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              RELTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                     September 30,
(Dollars in millions)                                                             1998            1997
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (43.8)        $ 20.4

   Adjustments to net income (loss) to arrive at net cash provided by operating activities:

     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .        41.4           39.0

     Write-off of acquired in-process research and development and
        inventory acquisition step-up charges. . . . . . . . . . . . . . . . .        59.6            0.7

     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        (3.7)          (7.4)

   Changes in operating assets and liabilities excluding the effect of acquisitions:

     Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . .       (20.7)         (13.2)

     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (23.2)         (15.8)

     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9.0           (2.0)

     Receivable from seller. . . . . . . . . . . . . . . . . . . . . . . . . .           -            5.0

     License termination . . . . . . . . . . . . . . . . . . . . . . . . . . .           -          (11.0)

     Other assets and liabilities. . . . . . . . . . . . . . . . . . . . . . .         1.9           10.7
----------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities. . . . . . . . . . . . . . .        20.5           26.4

INVESTING ACTIVITIES:

     Purchases of property, plant and equipment . . . . . . . . . . . . . . . .      (29.2)         (15.9)

     Investment in new business systems . . . . . . . . . . . . . . . . . . . .      (12.4)          (5.6)

     Acquisition of Positron Fiber Systems, net of $18.6 million cash acquired      (174.1)             -

     Other acquisitions and investments, net of cash acquired . . . . . . . . .      (13.2)          (9.9)
----------------------------------------------------------------------------------------------------------
        Net cash used for investing activities. . . . . . . . . . . . . . . . .     (228.9)         (31.4)

FINANCING ACTIVITIES:

     New Credit Facility borrowings (repayments). . . . . . . . . . . . . . . .       43.6          (57.2)

     Money Market lines of credit and other debt net borrowings . . . . . . . .       23.2           22.3

     Net proceeds from initial public stock offering. . . . . . . . . . . . . .      170.3              -

     Other issuances of common stock, net . . . . . . . . . . . . . . . . . . .        0.2           50.4
----------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities . . . . . . . . . . . . . . .      237.3           15.5

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .       28.9           10.5

Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . .       11.9            8.7
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .    $  40.8         $ 19.2
----------------------------------------------------------------------------------------------------------

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

2.   EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the year; diluted earnings (loss) per common share is computed after consideration of the dilutive effect of stock options.

The following table reconciles net income (loss) available for common shareholders and the weighted average shares outstanding for basic and diluted earnings (loss) per common share for the periods presented:

------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended  Nine Months Ended
                                                                          September 30,      September 30,
(In millions, except per share data)                                     1998      1997      1998     1997
------------------------------------------------------------------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .   $(60.9)    $10.1    $(43.8)   $20.4

Less:  preferred stock dividends . . . . . . . . . . . . . . . . . . .        -         -       0.1      0.1
                                                                         ------     -----    ------    -----
Net income (loss) available to common shareholders . . . . . . . . . .   $(60.9)    $10.1    $(43.9)   $20.3


Basic earnings (loss) per common share:

Weighted average common shares outstanding . . . . . . . . . . . . . .     56.4      49.9      54.7     48.5

Basic earnings (loss) per common share . . . . . . . . . . . . . . . .   $(1.08)    $0.20    $(0.80)   $0.42


Diluted earnings (loss) per common share:

Weighted average common shares outstanding . . . . . . . . . . . . . .     56.4      49.9      54.7     48.5

Add:  effect of dilutive options . . . . . . . . . . . . . . . . . . .        -       0.8         -      0.8
                                                                         ------     -----    ------    -----
                                                                           56.4      50.7      54.7     49.3
Diluted earnings (loss) per common share . . . . . . . . . . . . . . .   $(1.08)    $0.20    $(0.80)   $0.41

------------------------------------------------------------------------------------------------------------

3.   ACQUISITIONS

The Company's acquisitions have been accounted for using the purchase method of accounting. Accordingly, for financial reporting purposes, a preliminary allocation of the purchase price has been made using estimated fair market values of the assets acquired and the liabilities assumed as of each acquisition date in accordance with Accounting Principles Board Opinion No. 16 - "Business Combinations". These preliminary allocations may be adjusted as the fair market values are finalized. The results of these acquisitions have been included in the accompanying condensed consolidated financial statements since the respective dates of acquisition.

POSITRON FIBER SYSTEMS
In September 1998, the Company acquired substantially all of the outstanding shares of Positron Fiber Systems Corporation ("PFS") for $203.2 million (the "PFS Acquisition"). Based in Montreal, Quebec, Canada, PFS is a manufacturer of an advanced line of multiplexer products and provides network element management capabilities. PFS' products complement the Company's next generation digital loop carrier platform, creates a family of broadband access platforms for delivering multimedia services and advances the Company's position in the multi-billion dollar SONET/SDH broadband access delivery market.

The PFS Acquisition was consummated with $192.7 million in cash from the Company's existing credit facility and approximately $10.5 million of RELTEC stock options were exchanged for PFS stock options. The preliminary independent appraisal of acquired assets resulted in $188.2 million being assigned to intangible assets. Of this amount, $58.4 million was assigned to in-process research and development, $46.5 million to developed technology, assembled workforce, sales channels and customer relationships and $83.3
million to goodwill.   The in-process research and development costs were
written-off as a one-time non-tax deductible charge. The Company believes that the write-off of such costs is appropriate because there is no alternative future use for these in-process research and development projects. The remaining intangible assets are being amortized over periods ranging from five to 25 years. In addition, $5.0 million of the purchase price was allocated to inventory acquisition step-up. This amount is being expensed through cost of sales as the acquired inventory is sold.

EVERGOOD TELECOM ENCLOSURES
In September 1998, the Company acquired certain assets of Evergood Telecom Enclosures ("Evergood"), a wholly-owned subsidiary of the Walker Group, Inc, for $13.2 million in cash. Based in Welcome, North Carolina, Evergood designs and manufactures power transfer devices and custom enclosures used in wireline and wireless telecommunications applications. The preliminary purchase allocation resulted in $2.7 million being assigned to goodwill, which is deductible for tax purposes. This amount is being amortized over 25 years.

4.   INVENTORIES

Inventories are valued at the lower of cost or market and are stated on a first-in, first-out (FIFO) cost basis. Inventories consisted of the following:

-------------------------------------------------------------------------------
                                                   September 30,   December 31,
(Dollars in millions)                                       1998           1997
-------------------------------------------------------------------------------
 Raw materials . . . . . . . . . . . . . . . . .         $  70.0         $ 58.4
 Work in process . . . . . . . . . . . . . . . .            21.8           18.8
 Finished goods. . . . . . . . . . . . . . . . .            38.2           17.5
-------------------------------------------------------------------------------
      Total                                              $ 130.0         $ 94.7
-------------------------------------------------------------------------------

5.   DEBT

In August 1998, the Company amended its credit facility. As a result, among other things, a new borrowing tranche was created within the existing credit facility and the maturity date of the new tranche is December 31, 2003.

In September 1998, the Company entered into an interest rate swap and an interest rate collar agreement to reduce its variable interest rate exposure on borrowings under the credit facility. The interest rate swap fixes the interest rate at 5.10% on a notional amount of $100.0 million until September 2001. The interest rate collar has a capped interest rate of 6.75% and a floor of 3.95% on a notional amount of $100.0 million until September 2001.

6.   COMMON STOCK AND STOCK OPTIONS

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

Pursuant to the 1998 Equity Participation Plan, in August 1998, the Company granted approximately 890,000 options to purchase shares of RELTEC common stock at a strike price of $30.75 per share, which was equal to the fair market of RELTEC common stock at the date of issuance. These options vest proratably over a five-year period.

7.   COMPREHENSIVE INCOME (LOSS)

In June 1997 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 discusses how to report and display comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The following table reconciles the Company's net income (loss) to comprehensive income (loss) for the periods presented:

-------------------------------------------------------------------------------------------------------
                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
 (Dollars in millions)                             1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------
 Net income (loss) . . . . . . . . . . . . . .   $  (60.9)       $  10.1       $  (43.8)       $  20.4

 Other comprehensive income

     Currency translation adjustments. . . . .       (2.4)          (1.7)          (2.5)          (4.1)
-------------------------------------------------------------------------------------------------------
 Comprehensive income (loss) . . . . . . . . .   $  (63.3)        $  8.4       $  (46.3)       $  16.3
-------------------------------------------------------------------------------------------------------

8.   RESTRUCTURING CHARGES

In July 1998, the Company initiated plans to restructure its European operations by closing its St. Helens, U.K. manufacturing facility and reducing the workforce in its Coventry, U.K. facility. As a result of this restructuring, the Company recorded a one-time pre-tax charge of $4.3 million. This amount consisted of $1.2 million of non-cash charges related to asset valuation write-downs and $3.1 million of cash expenditures for the termination of approximately 225 employees. These costs are expected to be paid during the fourth quarter of 1998 and have been accrued and classified as other expense in the Condensed Consolidated Statements of Operations. Additional costs to complete this restructuring, if any, are not expected to be significant. At September 30, 1998, no costs have been charged against this accrual.

In September 1998, the Company recorded a special pre-tax charge of $3.2 million related to an incentive severance program for certain employees in North America. The $3.2 million charge consists of severance and employee benefit costs for the termination of approximately 80 employees. These costs are expected to be paid during the fourth quarter of 1998 and have been accrued and classified as other expense in the Condensed Consolidated Statements of Operations. Additional costs to complete this severance program, if any, are not expected to be significant. No costs have been charged against this accrual at September 30, 1998.

9.   JOINT VENTURES

In July 1998, SPLICE do Brasil Telecommunicacoes e Eletronica S.A. ("SPLICE") and the Company agreed to establish RELTEC Sistemas de Energia Ltda. ("RSEL"), a new commercial joint venture based in Sao Paulo, Brazil. This newly formed company will market and support power products and systems for the telecommunications markets in Brazil and other Latin American countries. The joint venture combines RELTEC's power products and power system configurations technology with SPLICE's manufacturing capabilities and knowledge of the Brazilian telecommunications markets. RSEL will be 50% owned by each party.

In February 1998, the Company agreed to establish a new commercial joint venture based in Skive, Denmark. This joint venture between the Company and A/S Dantherm will be 50% owned by each party. The purpose of the joint venture is to design, manufacture and sell advanced heat management systems to the worldwide telecommunications market. Each party will contribute certain assets, including existing technology and customer accounts to the joint venture in exchange for their respective interests.

10.  COMMITMENTS AND CONTINGENCIES

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

11.  SUBSEQUENT EVENT

In October 1998, the Company completed its acquisition of Italtel Tecnomeccanica S.p.A. ("Tecnomeccanica"), a wholly-owned subsidiary of Italtel S.p.A., itself a jointly-owned subsidiary of Siemens AG and Telecom Italia S.p.A. Tecnomeccanica manufactures switching frames for central offices, indoor wireless base station cabinets and power generator cabinets.

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

OVERVIEW

RELTEC Corporation was formed in July 1995 by management and certain affiliates of Kohlberg Kravis Roberts & Co. L.P. to acquire Reliance Comm/Tec Corporation from Reliance Electric Company, a subsidiary of Rockwell International Corporation. RELTEC is a leader in the design, manufacture and sale of a broad range of telecommunications systems, products and services. Its Access Systems, Integrated Wireless Solutions and Network Components and Services are sold to wireline and wireless service providers and OEMs around the globe. RELTEC operates in North America, Europe, Asia/Pacific and Latin America and has over 6,200 employees worldwide.

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

RESULTS OF OPERATIONS

NET SALES
The following table sets forth, for the periods indicated, net sales by product line offerings, expressed in dollar volumes:

--------------------------------------------------------------------------------------------
                                                      Three Months Ended
                                                        September 30,
                                                                                 Percentage
 (Dollars in millions)                               1998           1997           Change
-------------------------------------------      -------------------------      ------------
 Net Sales:
 Access Systems . . . . . . . . . . . . . .       $  81.2        $  77.8            4.4 %
 Integrated Wireless Solutions. . . . . . .          44.6           41.5            7.5
 Network Components and Services. . . . . .         125.6          105.4           19.2
                                                 ----------     ----------
     Total. . . . . . . . . . . . . . . . .       $ 251.4        $ 224.7           11.9 %
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                      Nine Months Ended
                                                        September 30,
                                                                                 Percentage
 (Dollars in millions)                               1998           1997           Change
-------------------------------------------      -------------------------      ------------
Net Sales:
Access Systems . . . . . . . . . . . . . .        $  259.1       $  210.1           23.3 %
Integrated Wireless Solutions. . . . . . .           143.2          138.5            3.4
Network Components and Services. . . . . .           367.3          288.8           27.2
                                                 ----------     ----------
     Total.. . . . . . . . . . . . . . . .        $  769.6       $  637.4           20.7 %
--------------------------------------------------------------------------------------------

Net sales increased $26.7 million, or 11.9%, to $251.4 million for the quarter ended September 30, 1998 from $224.7 million for the quarter ended September 30, 1997. Included in the 1998 third quarter results were $19.5 million of net sales contributed by businesses acquired since September 30, 1997.

Net sales increased $132.2 million, or 20.7%, to $769.6 million for the nine months ended September 30, 1998 from $637.4 million for the nine months ended September 30, 1997. Included in the results of the first nine months of 1998 were $49.2 million of net sales contributed by businesses acquired in 1998 and 1997.

Excluding the impact of newly acquired businesses, sales for the three months ended September 30, 1998 increased moderately when compared to sales for the three months ended September 30, 1997. Threatened and actual labor strikes at several major U.S. telecommunications carriers disrupted planning and construction during July and August and several major customers reduced their capital spending during this period. Secondly, seasonally abnormal weather in the southern U.S. shifted some major account activity away from construction and into repair and maintenance of existing lines. Finally, a capacity shortfall in part of the Network Components business further contributed to less than anticipated sales figures in the third quarter. The Company does not believe that these reductions in capital expenditures represent an industry trend and expects to realize these delayed shipments in future periods.

For the nine months ended September 30, 1998 compared to the same period in the prior year, net sales increased primarily from higher sales of Access Systems and Network Components and Services. The growth of Access Systems resulted from continued strong demand for the Company's Next Generation Digital Loop Carrier ("NGDLC") platform including its industry-leading fiber-to-the-curb technology. Network Components and Services increased over the same periods in the prior years led by continued strong demand for engineering and installation services by a broad range of ILEC, CLEC, wireless and alternative carrier customers.

Integrated Wireless Solutions sales increased slightly over the three month and nine month comparable periods in the prior year. The wireless market weakness in Europe was partially offset by period-to-period increases in North America and Asia/Pacific. The European weakness was due to excess customer inventories, the delay of awards of new GSM licenses and the continuing strength of the British pound against other European currencies.

GROSS PROFIT
Gross profit as a percentage of net sales decreased to 28.6% (29.1% excluding the write-off of inventory acquisition step-up charges) for the quarter ended June 30, 1998 from 30.8% for the quarter ended September 30, 1997.

Gross profit as a percentage of net sales increased to 29.8% (30.0% excluding the write-off of inventory acquisition step-up charges) for the nine months ended September 30, 1998 from 29.0% for the nine months ended September 30, 1997.

The decrease in gross profit percentage for the quarter ended September 30, 1998 compared to the same period in the prior year was largely attributable to lower than anticipated sales volumes and the impact of a higher mix of lower margin services. This decrease, offset by benefits associated with product cost reduction initiatives, process improvements and increased sales volumes of higher margin products have increased gross profit moderately for the nine months ended September 30, 1998 as compared with the same period in the prior year.

RESEARCH AND PRODUCT ENGINEERING
Research and product engineering expense increased $4.8 million, or 35.3%, to $18.4 million for the quarter ended September 30, 1998 from $13.6 million for the quarter ended September 30, 1997. Research and product engineering costs were 7.3% of net sales for the third quarter of 1998 and 6.1% of net sales for the third quarter of 1997.

Research and product engineering expense increased $11.8 million, or 29.3%, to $52.1 million for the nine months ended September 30, 1998 from $40.3 million for the nine months ended September 30, 1997. Research and product engineering costs were 6.8% of net sales for the nine months ended September 30, 1998 and 6.3% of net sales for the nine months ended September 30, 1997.

Approximately one-half of the Company's research and product engineering expense in these periods was related to Access Systems, reflecting the Company's continued focus on this product line.

SELLING AND ADMINISTRATIVE
Selling and administrative expenses increased $8.9 million to 12.4% of net sales for the quarter ended September 30, 1998 compared to 9.9% of net sales for the quarter ended September 30, 1997.

Selling and administrative expenses increased $32.2 million to 12.2% of net sales for nine months ended September 30, 1998 compared to 9.7% of net sales for the nine months ended September 30, 1997.

The increase in selling and administrative expenses was primarily due to RELTEC's continued organizational investments in Latin America and Asia/Pacific, higher sales commissions on sales outside of North America and the costs associated with the implementation of new business systems.

GOODWILL AND INTANGIBLE AMORTIZATION
Goodwill and intangible amortization increased $0.7 million to $8.6 million for the quarter ended September 30, 1998 from $7.9 million for the same period in 1997. Goodwill amortization and intangible amortization were $4.6 million and $4.0 million, respectively, for the three months ended September 30, 1998 compared to $4.4 million and $3.5 million, respectively, for the three months ended September 30, 1997.

Goodwill and intangible amortization increased $1.5 million to $25.2 million for the nine months ended September 30, 1998 from $23.7 million for the same period in 1997. Goodwill amortization and intangible amortization were $14.1 million and $11.1 million, respectively, for the nine months ended September 30, 1998 compared to $13.1 million and $10.6 million, respectively, for the nine months ended September 30, 1997.

This increase is primarily the result of the additional goodwill resulting from an October 1997 acquisition and the Company's 1998 acquisitions of PFS and Evergood.

RESTRUCTURE CHARGES
In July 1998, the Company initiated plans to restructure its European operations by closing its St. Helens, U.K. manufacturing facility and reducing the workforce in its Coventry, U.K. facility. As a result of this restructuring, the Company recorded a one-time pre-tax charge of $4.3 million. This amount consisted of $1.2 million of non-cash charges related to asset valuation write-downs and $3.1 million of cash expenditures for the termination of approximately 225 employees. These costs are expected to be paid during the fourth quarter of 1998 and have been accrued and classified as other expense in the Condensed Consolidated Statements of Operations. Additional costs to complete this restructuring, if any, are not expected to be significant.

In September 1998, the Company recorded a special pre-tax charge of $3.2 million related to an incentive severance program for certain employees in North America. The $3.2 million charge consists of severance and employee benefit costs for the termination of approximately 80 employees. These costs are expected to be paid during the fourth quarter of 1998 and have been accrued and classified as other expense in the Condensed Consolidated Statements of Operations. Additional costs to complete this severance program, if any, are not expected to be significant.

INTEREST EXPENSE
Interest expense decreased $1.8 million to $2.7 million for the quarter ended September 30, 1998 from $4.5 million for the quarter ended September 30, 1997.

Interest expense decreased $5.1 million to $9.1 million for the nine months ended September 30, 1998 from $14.2 million for the nine months ended September 30, 1997.

This decrease resulted from lower debt levels due to the application of proceeds from the Company's March 18, 1998 initial public offering of common stock. The overall decrease in interest expense in the third quarter of 1998 was partially offset by additional interest expense resulting from borrowings related to the PFS Acquisition.

NET INCOME (LOSS) AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
After one-time and special charges, the Company had a net loss of $60.9 million for the third quarter of 1998 ($1.08 net loss per diluted common share) compared with net income of $10.1 million ($0.20 net earnings per diluted common share) for the same period in 1997.

Net income before one-time and special charges for the third quarter of 1998 was $4.2 million ($0.07 per diluted common share), compared with $10.5 million ($0.21 per diluted common share) for the same period in 1997.

After one-time and special charges, the Company had a net loss of $43.8 million for the nine months ended September 30, 1998 ($0.80 net loss per diluted common share) compared with net income of $20.4 million ($0.41 net earnings per diluted common share) for the same period in 1997.

Net income before one-time and special charges for the first nine months of 1998 of $21.3 million ($0.38 per diluted common share), compared with $20.8 million ($0.42 per diluted common share) for the same period in the prior year.

COMPREHENSIVE INCOME (LOSS)
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 discusses how to report and display comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Comprehensive income (loss) for the quarter ended September 30, 1998 decreased to ($63.3) million from $8.4 million for the quarter ended September 30, 1997.

Comprehensive income (loss) for the nine months ended September 30, 1998 decreased to ($46.3) million from $16.3 million for the nine months ended September 30, 1997.

In addition to items impacting net income (loss) as previously described, the changes in comprehensive income (loss) for the three months and nine months ended September 30, 1998 compared the same periods in the prior year are due to fluctuations in currency translation rates for the Company's non-U.S. affiliates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are working capital requirements, capital expenditures and investments such as acquisitions, strategic investments and joint ventures. The Company's working capital requirements have grown as the Company has grown. The Company has funded its liquidity requirements principally from cash flows from operations, borrowings under its credit facilities, issuances of its common stock and to a lesser extent, from capital leases for new equipment.

In September 1998, the Company acquired substantially all of the outstanding shares of Positron Fiber Systems Corporation ("PFS") for $203.2 million (the "PFS Acquisition"). Based in Montreal, Quebec, Canada, PFS is a manufacturer of an advanced line of multiplexer products and provides network element management capabilities. PFS' products complement the Company's next generation digital loop carrier platform, creates a family of broadband access platforms for delivering multimedia services and advances the Company's position in the multi-billion dollar SONET/SDH broadband access delivery market.

The PFS Acquisition was consummated with $192.7 million in cash from the Company's existing credit facility and approximately $10.5 million of RELTEC stock options were exchanged for PFS stock options. The preliminary independent appraisal of acquired assets resulted in $188.2 million being assigned to intangible assets. Of this amount, $58.4 million was assigned to in-process research and development, $46.5 million to developed technology, assembled workforce, sales channels and customer relationships and $83.3
million to goodwill.   The in-process research and development costs were
written-off as a one-time non-tax deductible charge. The Company believes that the write-off of such costs is appropriate because there is no alternative future use for these in-process research and development projects. The remaining intangible assets are being amortized over periods ranging from five to 25 years. In addition, $5.0 million of the purchase price was allocated to inventory acquisition step-up. This amount is being expensed through cost of sales as the acquired inventory is sold.

In September 1998, the Company acquired certain assets of Evergood Telecom Enclosures ("Evergood"), a wholly-owned subsidiary of the Walker Group, Inc, for $13.2 million in cash (the "Evergood Acquisition"). Based in Welcome, North Carolina, Evergood designs and manufactures power transfer devices and custom enclosures used in wireline and wireless telecommunications applications. The preliminary purchase allocation resulted in $2.7 million being assigned to goodwill, which is deductible for tax purposes. This amount is being amortized over 25 years.

The results of the PFS and Evergood acquisitions have been included in the Company's Condensed Consolidated Financial Statements since their respective acquisition dates.

The Company's acquisitions have been accounted for using the purchase method of accounting. Accordingly, for financial reporting purposes, a preliminary allocation of the purchase price has been made using estimated fair market values of the assets acquired and the liabilities assumed as of each acquisition date in accordance with Accounting Principles Board Opinion No. 16 - "Business Combinations". These preliminary allocations may be adjusted as the fair market values are finalized. The results of these acquisitions have been included in the accompanying condensed consolidated financial statements since the respective dates of acquisition.

Cash flows provided by operating activities were $20.5 million and $26.4 million for the nine months ended September 30, 1998 and 1997, respectively. Cash flows from operating activities decreased by $5.9 million for the nine months ended September 30, 1998 compared to the same period in 1997 primarily due to overall lower net earnings, increases in accounts receivable and increases in inventories, offset by increases in accounts payable. The Company's increase in inventory balances is due to acquired inventories and higher anticipated sales.

Capital expenditures, exclusive of acquisitions and investments in business systems, were $29.2 million and $15.9 million for the nine months ended September 30, 1998 and 1997, respectively.

On March 18, 1998, the Company consummated an initial public offering of 6.3 million shares of common stock, which resulted in net proceeds of $170.3 million, which were used to repay indebtedness and for general corporate purposes. These lower levels of indebtedness were offset by borrowings incurred in conjunction with the PFS and Evergood acquisitions. As of September 30, 1998, the Company's aggregate borrowing availability under its credit facilities was $128.0 million. In August 1998, the Company amended its credit facility. As a result, among other things, a new borrowing tranche was created within the existing credit facility and the maturity date of the new tranche is December 31, 2003.

In September 1998, the Company entered into an interest rate swap and an interest rate collar agreement to reduce its variable interest rate exposure on borrowings under the credit facility. The interest rate swap fixes the interest rate at 5.10% on a notional amount of $100.0 million until September 2001. The interest rate collar has a capped interest rate of 6.75% and a floor of 3.95% on a notional amount of $100.0 million until September 2001.

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

YEAR 2000 READINESS DISCLOSURE

The disclosure in the following section is a "Year 2000 Readiness Disclosure" within the meaning of Section 3(9) of the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 Issue ("Y2K") presents concerns for both businesses and consumers, including, but not limited to computer systems failures and business interruptions. To address this problem, the Company launched an initiative in 1996 to upgrade its major business systems. This upgrade was to address Y2K and to improve the Company's ability to service customers with integrated business systems.

The Company recognizes that Y2K will affect many aspects of business operations in addition to its business systems. The Company is taking measures to make the Company's products, design and manufacturing capabilities, suppliers, facilities, information technology infrastructure and electronic interfaces
Y2K compliant.

To manage this effort and to establish a common approach, RELTEC has established a company-wide Y2K program (the "Program") with central coordination through a dedicated, full-time Program manager. Individual business units have Y2K teams that are responsible for the resolution efforts, and resources have been mobilized across the Company to support this effort. A standard Y2K methodology and process within RELTEC has been established to manage and coordinate Y2K efforts.

The Company's Y2K Program encompasses a wide range of issues. The following is a summary of the areas currently being addressed:

Applications. The Company's major business systems are currently being replaced by a Y2K compliant commercial system. The major business systems comprise manufacturing, order management, and financial systems. Minor business systems are currently being reviewed for Y2K compliance. If
identified as non-compliant, such systems will be replaced or repaired.   In
addition, the Company places a substantial number of orders with its suppliers via the Electronic Data Interchange (EDI) process. The Company is currently in the process of upgrading its EDI capabilities to Y2K compliant versions of the EDI standards, and coordinating and testing these upgrades with the Company's business partners.

Infrastructure. The Company's computers, servers, networks, and other internal systems are currently being reviewed for Y2K compliance. If identified as non-compliant such systems will be replaced or repaired.

Supply Chain. The Company is currently evaluating the readiness of significant suppliers and is seeking Y2K compliance assurances from such suppliers. Assurances are being sought from the Company's major suppliers for goods and services, as well as transportation providers. Where the Company determines that a significant supplier is not already Y2K compliant, the Company will monitor their progress towards compliance and take such action as it deems necessary, such as selecting alternate suppliers.

Product and Service Compliance. The products that the Company currently manufactures and the services that the Company provides are being reviewed internally and, in some cases, by third party testing organizations, for Y2K compliance.

Design and Manufacturing. The Company's engineering and development systems, shop floor systems, machine tool systems, CAM systems and testing systems are currently being reviewed for Y2K compliance. If identified as non-compliant such systems will be replaced or repaired.

The following chart indicates the starting and planned completion dates for each of the major components of the Company's Y2K Program:

Y2K Program Component               Period Commenced         Planned Completion
---------------------               ----------------         ------------------
Products                            1st Quarter, 1998        4th Quarter, 1998
Major Business Systems              3rd Quarter, 1996        2nd Quarter, 1999
Minor Business Systems              3rd Quarter, 1998        3rd Quarter, 1999
Supply Chain                        2nd Quarter, 1998        4th Quarter, 1998
EDI                                 4th Quarter, 1998        2nd Quarter, 1999
Design/Manufacturing                3rd Quarter, 1998        3rd Quarter, 1999
Infrastructure                      2nd Quarter, 1998        2nd Quarter, 1999

The Company currently estimates that direct costs of its Y2K Program, including implementation of new business systems, will be approximately $31 million. The Company began budgeting for Y2K Program costs in fiscal 1996.
As of September 30, 1998, approximately $21 of these costs have been incurred relating to the Y2K Program. Not included in the amount allocated to the Y2K Program are costs associated with new product compliance. New product budgets include amounts necessary for compliance with various engineering and operational standards, which now include issues relating to Y2K. The Company is currently funding Y2K Program costs through its normal operating cash flows and expects to have adequate future operating cash flows to complete the Y2K Program.

The Company's most reasonably likely worst case Y2K scenarios include, but are not limited to, the inability to process routine transactions, including customer orders, on a timely basis, suppliers' delay or failure to deliver materials necessary to the Company's manufacturing process, delay or failure of the Company's transportation providers to deliver the Company's products to its customers and the inability of the Company to receive payment for products that have been delivered. The Company has not completed all aspects of its assessment of Y2K risks. There may be other risks for the Company associated with Y2K that will be identified as its Y2K Program is implemented. The Company is in the process of analyzing the most reasonably likely worst case scenarios and developing a contingency plan to handle such scenarios. The Company expects the contingency plan to be completed by the end of the first quarter of 1999.

The Company believes that its Y2K Program will identify its Y2K related issues, determine business risk, establish a resolution plan, and implement resolution. The Company expects that, upon successful completion of the Program, its ability to design, manufacture and deliver products to its customers and to provide services to its customers will not be adversely affected by the year 2000. However, the Company cannot be certain that the failure of a major customer, supplier or third party to timely assess or remediate its products or systems or that the incompatibility of a conversion undertaken by such party with the Company's systems will not have a material adverse effect on the Company's business, results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The Company must implement SFAS 131 in 1998. The Company has not completed its evaluation of this statement, but does not anticipate a material impact on the consolidated financial statements from the adoption of the additional disclosure requirements of this accounting standard.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 - "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of these plans. SFAS 132 is effective for fiscal years beginning after December 31, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. The Company has not completed its evaluation of this statement, but does not anticipate a material impact on the consolidated financial statements from the adoption of the disclosure requirements of this accounting standard.

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

Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit No. 27
     Financial Data Schedule

(b)  Reports on Form 8-K:

     -    Current Report on Form 8-K dated August 11, 1998
     -    Current Report on Form 8-K dated September 8, 1998


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RELTEC Corporation

November 13, 1998                  By:______________
                                   John L. Wilson
                                   Vice President and Controller