Form 10-K405
period 1998-12-31
RELTEC CORP
filed 1999-04-15
CIK 1052637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       Commission File Number: 001-13947
                            ------------------------
                               RELTEC CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-3227019
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

     5900 LANDERBROOK DRIVE, SUITE 300,                44124-4019
              CLEVELAND, OHIO                          (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (440) 460-3600

          Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS             REGISTERED
  ----------------------------------------  ---------------------------------
  Common stock, par value $0.01 per share        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At March 31, 1999, the aggregate market value of the voting stock held by non-affiliates was approximately $211,298,000.

    At March 31, 1999, 56,510,232 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's information statement contained in the registrant's Schedule 14D-9 dated March 5, 1999, which are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    RELTEC Corporation ("RELTEC" or the "Company") was formed when management and partnerships affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR") purchased Reliance Comm/Tec Corporation from the Reliance Electric Company, a subsidiary of Rockwell International Corporation. RELTEC was the successor to telecommunications equipment businesses that have been in continuous operation for over 60 years.

    The Company was incorporated in Delaware in June 1995 as "K-Tec Holdings, Inc." In October 1995, the Company changed its name to RELTEC Holdings, Inc., and in January 1998, the Company changed its name to RELTEC Corporation. The Company's principal executive offices are located at 5900 Landerbrook Drive, Suite 300, Cleveland, Ohio 44124-4019, and the telephone number at that address is (440) 460-3600.

    RELTEC is a leader in the design, manufacture and sale of a broad range of telecommunications systems, products and services to wireline and wireless service providers and OEMs in North America and around the globe. Most of the Company's systems, products and services can be found in the access portion of the telecommunications network. The Company conducts business in a single industry segment, the global telecommunications equipment market. This segment includes integrated systems and components for voice, video and data communications. For management purposes, the Company's net sales are classified into three groupings: Access Network Systems, Integrated Wireless Solutions and Network Components and Services.

    On March 1, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with two subsidiaries of The General Electric Company, p.l.c. ("GEC p.l.c."), pursuant to which one of such subsidiaries agreed to commence a tender offer for all of the outstanding shares of common stock of the Company for $29.50 per share. The tender offer was commenced on March 5, 1998 and expired at 12:00 a.m. midnight on April 8, 1999, following which GEC, p.l.c. acquired more than 99% of the common stock of the Company. In accordance with the Merger Agreement, such subsidiary of GEC, p.l.c. has merged with and into the Company. Following such merger, the Company has become a wholly-owned subsidiary of GEC, p.l.c. Consistent with this, RELTEC's common stock has been delisted from the New York Stock Exchange, and GEC, p.l.c. is in the process of deregistering RELTEC's common stock, following which RELTEC will no longer be required to file annual, quarterly or other reports with the Securities and Exchange Commission. The total consideration paid for the transactions described above is $2.1 billion, including assumed debt of $361.0 million. GEC, p.l.c. is an electronics, communications, technology and defense company based in the United Kingdom. The Company will become part of GEC, p.l.c.'s MARCONI Communications Division, a leader in the transmission and access segment of the global telecommunications market.

PRODUCTS AND SERVICES

ACCESS NETWORK SYSTEMS

    RELTEC designs, manufactures, markets and supports a suite of local loop access solutions, including traditional Next Generation Digital Loop Carrier ("NGDLC") systems, Fiber-to-the-Curb ("FTTC") systems, Digital Subscriber Loop ("xDSL") solutions and traditional pairgain products. The Company's flexible solutions platforms enable customers to pursue scaleable rollout strategies for traditional plain old telephone service ("POTS") and broadband data and video services, while leveraging their investment in existing infrastructure. In 1998, Access Network Systems accounted for net sales of $354.0 million, or 33.2% of the Company's total net sales.

    In 1988, RELTEC was the first company to offer a NGDLC system in the United States and since such time has shipped millions of access lines of capacity. The Company has standardized NGDLC products at many of the largest telecommunications companies in the United States, including BellSouth, GTE, SBC Communications, Sprint and U S WEST. Once a system has been introduced in a telecommunications district, the district standardizes the system to minimize spares and training requirements. As a result, standardized incumbent systems typically represent a longer term commitment between the customer and supplier.

    In September 1998, RELTEC purchased all of the outstanding shares of Positron Fiber Systems Corporation ("PFS") (the "PFS Acquisition"), a Canadian corporation. PFS designs, develops, markets and supports advanced broadband access network systems for local telecommunications carriers. PFS' broadband multiplexer products enable local telecommunications carriers to provide a wide range of high capacity voice, video and data communications services to their business and residential customers rapidly and cost-effectively using advanced fiber optic technology.

TRADITIONAL NGDLC SYSTEM

    RELTEC is a leading U.S. supplier of NGDLC products using the latest transmission technology for copper, fiber and coaxial cable networks. The Company sells its NGDLC systems under the DISCMS brand name. Most of these systems are configured as large traditional NGDLC systems to provide POTS services with line size configurations in the range of 384 to 2,000 access lines. The system architecture typically consists of an optical transmitter at the central office terminal ("COT") and a host digital remote terminal ("HDT") located in the local loop, with a final drop to the customer over traditional twisted pair copper.

BROADBAND SYSTEMS

    In recent years, RELTEC has broadened its NGDLC offerings to include an advanced, broadband ready platform, as well as data and video feature sets that allow service providers to offer high speed Internet access and broadcast and interactive video services over the same system as POTS. The Company offers two broadband ready systems solutions:

        DEEP FIBER SOLUTIONS--The Company's DEEP FIBER SOLUTIONS system consists of a traditional COT and HDT, but also extends fiber access to within 500 feet of the subscriber. Instead of a copper drop from the HDT to a passive pedestal located near the subscriber's home, fiber is extended from the HDT to an Optical Network Unit ("ONU") located within 500 feet of the subscriber. The ONU contains active optical electronics that receive the optical signal from the HDT and convert this signal back to a traditional electrical signal. At the ONU, the electrical signal is transmitted to the subscriber over copper or coaxial cable.

        The Company believes it is the only company that offers an FTTC solution that can be deployed economically within 500 feet of the subscriber. Because the final drop is within 500 feet of the subscriber, the physical characteristics of the drop cable (the "baseband" characteristics) permit signal transmission at rates up to 155 Mbps without requiring the addition of passband modulation electronics such as Integrated Services Digital Network ("ISDN") or xDSL. In addition, the Company's DEEP FIBER SOLUTIONS system has significantly lower power requirements than competing systems and requires only a single fiber (as opposed to separate upstream and downstream fibers). As a result, the Company believes that its DEEP FIBER SOLUTIONS system, in certain new network buildouts, such as multiple dwelling units ("MDUs"), can be currently deployed at a cost comparable to the cost of deploying a copper-based system. In addition, the Company believes that the lifetime cost of its DEEP FIBER SOLUTIONS system will be significantly lower than copper-based systems due to the inherently lower maintenance requirements of fiber-based systems. The DEEP FIBER SOLUTIONS system is the result of RELTEC's ability to leverage its competencies across access electronics, electronic packaging, heat management, power and services and its extensive experience within the physical layer of the local loop.

        RELTEC has developed advanced data and video feature sets for its DEEP FIBER SOLUTIONS system that allow users of its systems to deliver high-speed Internet access and analog and digital broadcast and interactive video services. The FIBERSTMR feature set allows the DISCMS system to deliver high-speed Internet access to the ONU using an Ethernet connection. Individual users connect to the ONU using broadly available traditional LAN connection devices such as an Ethernet network interface card (NIC). Access via FIBERSTMR provides a reliable "always on" connection to the Internet with lower power requirements than other FTTC alternatives. An important feature for service providers is that the FIBERSTMR architecture provides a direct connection to the Internet without passing through the CO switch, which eliminates many of the congestion problems in many metropolitan switching centers. The FIBERCAST feature set allows the DISCMS system to deliver analog and digital broadcast and interactive video services. Both these feature sets can also be readily adapted to address the multiple system operator market for both upgrade and new build applications.

        ADVANCED COPPER SOLUTIONS--RELTEC's ADVANCED COPPER SOLUTIONS system is a platform that allows service providers to take advantage of their extensive installed base of copper access lines. These solutions require line cards to be inserted in the DISCMS COT and HDT and a terminal at the subscriber's premises. The basic system architecture consists of a traditional COT and HDT along with modulation/demodulation electronics in the CO, the HDT and at the subscriber's premises. The Company believes that individual service providers will decide on "chip level" solutions for providing high speed data transmission over existing copper. RELTEC's ADVANCED COPPER SOLUTIONS system gives its customers the flexibility to make their own "chip level" decisions not dependent on any particular technology or technical standards for xDSL. Once the decision is made, RELTEC has the capability to incorporate multiple xDSL solutions from a range of vendors into its NGDLC system.

SMALL NGDLC SYSTEM

    The Company has also broadened its NGDLC offering to include smaller line size systems. Currently, RELTEC offers a 192 line NGDLC system targeted at smaller line size systems. Since these smaller systems utilize the same line cards as the larger systems, the Company believes that those customers that have large system and small system requirements will prefer using those suppliers who can offer both solutions since it reduces inventory requirements and simplifies supply chain management.

INTERNATIONAL NGDLC SYSTEM

    Historically, all of RELTEC's NGDLC systems have been sold in North America using Bellcore/ANSI standards. Many areas outside of North America use ITU standards which are different from Bellcore/ ANSI standards. In addition, feature requirements are often different, requiring different system designs, particularly in emerging countries. As a result, the Company recently began offering a system solution based on ITU standards under the brand name MATRIXEXPRESS. MATRIXEXPRESS presently has an E-1 interface, and the Company currently expects to upgrade MATRIXEXPRESS to SDH compatible fiber optic capabilities at a later date. The Company is presently involved in litigation that if determined adversely to the Company could affect the development and deployment of MATRIXEXPRESS. Refer to Item 3--"Legal Proceedings" below.

TRADITIONAL PAIRGAIN

    The Company also offers a family of single and multi-channel carrier product lines that support from one to eight additional voice circuits per pair of copper. The broad bandwidth of the recently redesigned two channel AML analog carrier allows service providers to economically offer second line services to customers who require support for analog modems used for Internet access.

POSITRON FIBER SYSTEMS ACQUISITION

    As a result of the PFS Acquisition, RELTEC acquired PFS' product portfolio consisting of a family of broadband access solutions which are based on the SONET and SDH transmission standards. SONET has been widely adopted throughout North America while SDH is more widely adopted throughout the rest of the world. SONET and SDH were initially developed to enable high bandwidth transmission of voice and data communications over long distance networks. Carriers are now deploying these fiber optic communication standards further into the local access portion of telecommunications networks due to their superior carrying capacity, enhanced network management, high degree of reliability, interpretability and ease of provisioning new services.

    PFS sells its products to network service providers (with a particular focus on Competitive Local Exchange Carriers and Competitive Access Providers) and through a number of OEM relationships. All PFS products are currently manufactured by the former corporate parent company of PFS pursuant to a manufacturing agreement. The combination of RELTEC and PFS creates a more comprehensive family of broadband access platforms for delivering multimedia services. In addition to building on their respective customer positions with a broader range of products, the combination will enable RELTEC to integrate the PFS SONET and Network Element Management technology into its DISCMS NGDLC platform. RELTEC believes that this combination will allow customers to save money, increase bandwidth and offer new revenue-enhancing services.

SERVICES

    The Company also offers Access Network Systems design and installation services which are particularly important to Competitive Local Exchange Carrier ("CLEC") customers who often do not have the same scope of engineering resources that traditional Regional Bell Operating Company ("RBOC") customers possess. The Company focuses on providing these services to CLECs, particularly for MDU applications.

INTEGRATED WIRELESS SOLUTIONS

    The Company is a supplier of integrated electro-mechanical subsystems used in outdoor wireless base stations, providing electro-mechanical subsystems to wireless radio OEMs and service providers that, in conjunction with radio electronics manufactured by the wireless OEMs, comprises the network element commonly referred to as a base station. The electro-mechanical subsystem consists of an environmentally hardened electronic enclosure, a heat management system, a high speed backplane, cabling, a power conversion and distribution system, RF combiners and filters and monitoring and control systems. The Company currently manufactures most of these components and purchases certain of these components from third parties. The Company also offers a similarly integrated base station product for indoor applications. RELTEC provides integration services to its major OEM customers by designing and manufacturing the complete electro-mechanical subsystem, including those components that are purchased or consigned from third party suppliers. In addition, the Company provides its OEM customers a single point of design control on a global basis in conjunction with the ability to manufacture systems in-region at a number of locations to local specifications and with local materials and labor. RELTEC believes this ability is a competitive advantage and that it will become increasingly important to the global telecommunications OEMs. In 1998, Integrated Wireless Solutions accounted for net sales of $193.0 million, or 18.1% of the Company's total net sales.

    In addition to integrated base stations, RELTEC also designs AC-DC power transfer pedestals, standalone base station enclosures and configured environmentally controlled vaults, power conversion and distribution systems and a number of other products, and sells these products to major wireless service providers and to wireless OEMs. The Company also provides system turn-up services for many of these customers.

    In October 1998, the Company completed the acquisition of the outstanding shares of Italtel Tecnomeccanica S.p.A., a wholly-owned subsidiary of Italtel S.p.A. ("Italtel"), which is jointly owned by Siemens AG ("Siemens") and Telecom Italia S.p.A. Italtel Tecnomeccanica manufactures switching frames for central offices, Siemens indoor wireless base station cabinets and power generator cabinets for internal consumption by Italtel. The Company believes that the acquired product offerings will complement and strengthen the Company's global integrated mobile radio base station enclosure business and further develop and strengthen the Company's relationship with Siemens, Italtel and other European telecommunications OEM's and service providers.

NETWORK COMPONENTS AND SERVICES

    Network Components and Services include outside plant products, power systems, network test products, and project management and aftermarket services. Many of the Company's core competencies within Network Components and Services enhance its ability to design and manufacture more feature rich and cost competitive Access Network Systems and Integrated Wireless Solutions systems. The Company's experience as an active participant in various portions of the access portion of the PSTN for over 60 years enables it to design and implement highly effective Network Components and Services. In 1998, Network Components and Services accounted for net sales of $519.8 million, or 48.7% of the Company's total net sales.

OUTSIDE PLANT

    The Company supplies connection, protection and enclosure products for the outside plant portion of the local loop. The Company believes its design expertise and competencies in heat management, electromagnetic protection and enclosure construction are competitive advantages as networks become more sophisticated with remote intelligence and complex electronics migrating closer to the service subscriber. Products are marketed under the Reliable Electric and Rainford brand names. The Company supplies products in the following general categories: distribution pedestals, building entrance terminals, cross connect terminals, cable television enclosure products, fiber optic splice enclosures, large electronic configuration cabinets, central office main distribution frames, heat management systems, power surge protection devices and connection blocks and terminals.

    In September 1998, the Company completed the acquisition of the assets of Evergood Telecom Enclosures ("Evergood"), a division of Walker Systems, Inc. Evergood designs, manufactures and markets power transfer devices and custom enclosures used throughout wireline and wireless telecommunications applications. Evergood products are used by local exchange carriers, OEMs and wireless service providers. The Company believes that Evergood's product offerings, such as the Modcab-TM- will expand its positions with well-established RELTEC customers and provide new opportunities for RELTEC's existing Network Components and Services business. In addition, the Company believes that Evergood's design and manufacturing base will complement the Company's existing resources and further enhance the capabilities of the Network Components and Services, Access Network Systems and Integrated Wireless Solutions businesses.

    In February 1998, the Company entered into a joint venture relationship with A/S Dantherm, a Danish corporation. The Dantherm JV is comprised of R&D, manufacturing and sales and marketing relating to heat management systems ("HMS"). The Company believes that Dantherm's position as a quality provider of HMS products combined with the Company's integrated enclosure product offerings will advance the Company's strategy of offering complete integrated wireless base stations. The JV manufactures HMS products in Skive, Denmark which are sold both to RELTEC, for incorporation into base stations and directly to other manufacturers and OEMs.

POWER

    RELTEC is a supplier of power equipment to service providers and telecommunications OEMs throughout the world. RELTEC's power products have been marketed under the Lorain brand name for over 60 years and have become known for high quality, reliable communications power. RELTEC's power products and systems can be categorized as follows: large power systems for central office applications, smaller cabinet power systems with "plug and play" flexibility, modular power systems, custom power subsystems sold to OEMs, DC distribution and DC-DC conversion systems and traditional ringing and signaling equipment. In addition, the Company manufactures hardware and develops software that allow for remote monitoring and control of power systems.

    The Company's next generation family of power products marketed under the Vortex brand name is based on a single integrated platform for a broad range of wireline and wireless requirements. This comprehensive, microprocessor-based, "plug and play" architecture offers intelligent local and remote power system access that is easily expanded for virtually limitless system configuration and control. VORTEX allows for software-based configuration, management, monitoring and remote access.

TEST SYSTEMS

    RELTEC's test systems products allow service providers to routinely monitor the performance of copper cable pairs used for transport of their subscriber's telephone service and perform electrical tests on copper lines experiencing customer repair problems. Functioning as part of the service provider's operation support system, RELTEC supplies measurement units for installation in switching offices and remote network elements along with application software which interprets and analyzes data from the measurement units and supplies comprehensive reports from which service providers can manage their workforce and coordinate repair of customer outages. RELTEC's test systems products have been installed in a number of major companies in the United States and have been successfully deployed throughout the world. RELTEC has deployed its test systems in numerous locations throughout China through the Company's joint venture in Guangzhou.

SERVICES

    RELTEC complements its product offerings with a comprehensive range of network services which leverage its extensive experience in managing communication system deployments. The Company focuses its service offerings on two primary segments: program management and aftermarket services. Program management consists primarily of engineering and installation services and includes the complete coordination of network and system design and materials, equipment and skill-set management. RELTEC also provides a broad range of aftermarket services, including site contract maintenance, breakdown service, spare parts provisioning, equipment depot repair and customer training. The Company's service offerings support both RELTEC products as well as those products manufactured by other suppliers. As service providers refocus their efforts on providing revenue generating services, the Company expects to benefit from a greater level of multiple site program management and outsourcing opportunities.

GLOBALIZATION

    The Company had total non-U.S. sales of approximately $187.8 million, or 17.6% of net sales, in 1998. For a geographical breakdown of net sales and operating profits for 1998, refer to Note 12 to the Company's consolidated financial statements. Besides the direct sales of its systems and services around the world, RELTEC supplies a range of products to OEMs such as Lucent Technologies, Motorola, Nokia, Northern Telecom and Siemens which, in turn, export the finished goods outside the countries in which they are manufactured.

    The Company maintains global manufacturing, service and sales operations. The Company has three wholly-owned entities in China--a power systems company located in Beijing, another located in Shanghai which produces main distribution frames and other outside plant products for the Chinese market, and an international design center located in Chengdu. The Company also has a joint venture in China, dedicated to test systems. The Company's joint venture in Japan produces power protection devices, primarily for international distribution. The Company continues to focus on expanding its worldwide resources and capabilities in Europe, Latin America and Asia/Pacific. It has established sales offices in Brazil, China, Costa Rica, Hong Kong, Japan, Mexico, New Zealand, Singapore, Spain and the United Kingdom. It is the Company's strategy to build integrated businesses within each global region (North America, Europe, Latin America and Asia/Pacific) including manufacturing, product development, marketing, sales and general management.

SALES AND MARKETING

    SALES ORGANIZATION

    The Company's sales organization divides sales responsibilities into four geographic regions--North America, Europe, Latin America and Asia/Pacific. In addition to the Company's direct sales force, the Company has relationships with sales representative organizations, agents and distributors in order to expand its sales and distribution channels. The Company's sales effort is directed by regional vice presidents and sales managers who are responsible for relationships with targeted customers. The sales management team for each customer is responsible for maintaining contacts with their customer counterparts who have planning and policy responsibility. At the same time, RELTEC sales engineers with specialized product/service knowledge work with customers.

    MARKETING ORGANIZATION

    Marketing is structured along product and channel lines for the major product areas. For each major product area there is a vice president of marketing who is supported by product directors, managers and specialists. A corporate marketing council and marketing staff coordinates activities among the business units and provides marketing support services including marketing communications, marketing research, trademark administration and other commercial support activities. The Company's marketing organizations develop strategies for product lines and, along with the Company's sales force, develop key account/ market strategies and define product/service functions and features. Marketing is responsible for sales support, contract negotiations, in-depth product presentations, interfacing with operations, setting price levels to achieve targeted margins, developing new services/business opportunities and writing proposals in response to customer requests for information or quotations.

CUSTOMERS

    RELTEC sells its telecommunications systems, products and services to a broad range of customers on a global basis, including the RBOCs, CLECs, Interexchange Carriers ("IXCs"), independent telephone companies, wireless service providers, private network operators, OEMs, Post Telegraph-Telephone ("PTTs"), cable systems operators, distributors and other service providers. The Company enjoys strong relationships with these customers and many of its products have become standardized. In addition to other factors, as a result of the high costs associated with replacing standardized products, RELTEC believes it achieves high levels of repeat business from these customers.

    Increased competition among telecommunications companies has produced a trend toward consolidation within the industry, absorbing some new market entrants and reducing the number of existing telephone companies. As companies combine operations, they may seek to realize economies of scale by consolidating their network architectures or limiting the number of outside suppliers of equipment. In the event that a significant existing customer of the Company is merged with another telecommunications company, there can be no assurance that such customer will continue to purchase its systems from the Company.

    Some of the Company's customers are listed below:

Ameritech                             Motorola
AT&T                                  Nokia
Bell Atlantic (including NYNEX)       Northern Telecom
Bell Canada                           Rogers Communications
BellSouth                             SBC Communications
Cisco Systems                         (including Pacific Telesis)
Cox Communications                    Siemens
GTE                                   Sprint
Lucent Technologies                   Telia
MCI WorldCom                          Telmex
                                      U S WEST

    In 1998, sales to the Company's top five customers--BellSouth, GTE, Nokia, SBC Communications and Sprint--represented approximately 40.5% of the Company's total sales. Of these customers only BellSouth (11.3%) and Sprint (10.5%) accounted for more than 10% of the Company's total sales during the same period. The loss of a significant customer could have a material adverse effect on the Company's business.

RESEARCH AND DEVELOPMENT

    Technology in the telecommunications equipment industry has evolved, and is expected to continue to evolve, rapidly. The introduction of new products, technologies and applications and the emergence of new industry standards can render existing products or products in development obsolete. Rapid and significant changes in technology have compelled telecommunications equipment suppliers to invest significant amounts in new technology in order to remain competitive. Any failure by the Company to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's ability to compete in the telecommunications equipment industry. As a result, the Company continually reviews and evaluates technological changes affecting the telecommunications market and invests substantially in applications-based research and development. The Company is committed to an ongoing program of new product development that combines internal development efforts with acquisitions, joint ventures and licensing or marketing arrangements relating to new products and technologies from sources outside the Company.

    The Company has focused its recent research and development expenditures on commercializing its broadband access systems including its DEEP FIBER SOLUTIONS and ADVANCED COPPER SOLUTIONS along with Network Components that support these initiatives. As a result of these development efforts, the Company believes it has created an industry-leading platform for cost-effective broadband delivery. Although the Company has made significant investments in developing its proprietary broadband systems, there can be no assurance that consumer demand for, or customer purchases of, broadband platforms generally will reach the levels or will occur at the times anticipated by the Company in the United States or internationally. In addition, in the event of significant demand for broadband technology, there can be no assurance that the Company's broadband platform will be compatible with the industry standards ultimately adopted or generally accepted for such systems.

    A core component of RELTEC's globalization strategy is the establishment of design centers in each of North America, Europe, Latin America and Asia/Pacific. Management believes that local design capability will enable the Company to develop products and feature sets that better match local requirements and development standards and accelerate the development process by optimizing development communication and expediting market feedback.

COMPONENTS AND MATERIALS

    Certain components used in the Company's products, including certain specific integrated circuits, are only available from a single source or limited number of suppliers. Some of the Company's sole-source suppliers are companies which from time to time allocate parts to telephone equipment manufacturers due to market demand for telecommunications equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. The Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. To date, the Company has generally been able to obtain adequate supplies in a timely matter from vendors or, when necessary, to meet production needs from alternative vendors. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. If the Company is unable to obtain sufficient quantities of these or any other components or if there is a significant increase in the price of key components, delays or reductions in manufacturing or product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The telecommunications equipment industry is highly competitive. Competition will likely increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and new companies in the industry. In addition, a number of the Company's competitors have significantly greater financial and other resources than the Company to meet new competitive opportunities. RELTEC's Access Network Systems products compete in North America with products offered by Alcatel Network Systems, Lucent Technologies, Northern Telecom and Advanced Fibre Communications, among others. In addition, the Company's Access Network Systems products compete indirectly with companies that produce alternate technologies such as PairGain Technologies, ADTRAN and ADC Telecommunications. RELTEC's Integrated Wireless Solutions products compete primarily on a regional basis with Applied Power, Chatham Technologies, Hoffman Schroff and Rittal, as well as with a number of captive or allied manufacturing companies serving telecommunications OEMs. Most of the independent competitors for Integrated Wireless Solutions do not provide the same range of integrated capabilities that the Company offers. RELTEC's Network Components and Services compete by product and region with a variety of manufacturers and service providers, the largest of which include Lucent Technologies, Northern Telecom, Siecor, Raychem and Argus Technologies, as well as several other telecommunications OEMs.

    The rapid technological developments within the telecommunications industry have resulted in frequent changes to the Company's group of competitors. The Company believes its success in competing with other manufacturers of telecommunications products depends primarily on its engineering, manufacturing and marketing skills, the price, quality and reliability of its products and its delivery and service capabilities. The Company may face increasing pricing pressures from current and future competitors in certain or all of the markets for its products and services.

    The Company believes that technological change, the increasing addition of data, video and other services to networks, continuing regulatory change and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict. Increased competition could result in price reductions, reduced margins and loss of market share by the Company. The Company believes regulatory change in the industry may create new opportunities for suppliers of telecommunications equipment; however, the Company expects that such opportunities may attract increased competition from others as well. The Company also believes that the rapid technological changes which characterize the telecommunications industry will continue to make the markets in which the Company competes attractive to new entrants. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

SALES CYCLE AND FLUCTUATIONS IN OPERATING RESULTS

    The Company's operating results may fluctuate significantly from quarter to quarter due to several factors, including, without limitation, the volume and timing of orders from and shipments to major customers, the timing of new product announcements by and the availability of products from the Company or its competitors, the overall level of capital expenditures by public network providers, market acceptance of new and enhanced versions of the Company's products, variations in the mix of products, systems and services sold by the Company or its sales channels and the availability and cost of key components. The Company's expense levels are based in part on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be adversely affected. In addition, the Company's results of operations are subject to seasonal factors. The Company has historically experienced a stronger demand for certain of its products at certain times during the year, particularly its outdoor products, primarily as a result of customer budget cycles and appropriate weather for installation of the Company's systems.

    The period of time between initial customer contact with respect to the evaluation of the purchase of a product and an actual purchase order may span a year or more. In addition, even when committed to proceed with deployment of equipment, telecommunications carriers and service providers typically undertake extensive and lengthy product evaluation and factory acceptance and field testing of new equipment before purchasing and installing any of it in their networks. Additionally, the purchase of network equipment is typically carried out by network operators with multiyear purchasing programs, which may increase or decrease annually as the operators adjust their capital equipment budgets and purchasing priorities. The Company's customers do not typically share information on the duration or magnitude of planned purchasing programs, nor do they consistently provide to the Company advance notice of contemplated changes in their capital equipment budgets and purchasing priorities. These uncertainties substantially complicate the Company's manufacturing planning. Curtailment or termination of customer purchasing programs, decreases in customer capital budgets or reduction in the purchasing priority assigned to equipment produced by the Company, particularly if significant and unanticipated by the Company, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

INTERNATIONAL SALES

    International sales accounted for 18%, 25% and 24% of the Company's net sales in 1998, 1997 and 1996, respectively, and the Company expects that international sales will increase as a percentage of net sales in the future. In addition, the Company expects to commit substantial resources to expand into new markets internationally. The Company has manufacturing operations located in Canada, China, Mexico, Italy and the United Kingdom. Due to its export sales and international manufacturing operations, the Company is subject to the risks of conducting business internationally, including unexpected changes in legislative or regulatory requirements, currency fluctuations which could materially and adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, and the burdens of complying with a variety of foreign laws and telecommunications standards. The Company also is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that such factors will not have a material adverse effect on the Company's operations in the future or require the Company to modify significantly its current business practices.

INTELLECTUAL PROPERTY

    The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property law, nondisclosure agreements and other protective measures to protect its proprietary rights. The Company also utilizes unpatented proprietary know-how and trade secrets and employs various methods to protect its trade secrets and know-how. Although the Company employs a variety of intellectual property in the development and manufacturing of its products, it believes that none of such intellectual property is individually critical to its current operations. Taken as a whole, the Company believes its intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on its results of operations. There can be no assurance that the Company's intellectual property protection measures will be sufficient to prevent misappropriation of the Company's technology. In addition, the laws of many foreign countries do not protect the Company's intellectual properties to the same extent as the laws of the United States. From time to time, the Company may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. There can be no assurance that any necessary licenses will be available on reasonable terms.

EMPLOYEES

    As of December 31, 1998, RELTEC had 6,498 employees worldwide, including 798 employees in operations and engineering, 400 employees in sales and marketing and 288 employees in corporate and administration. As of December 31, 1998, approximately 168 of the Company's U.S. employees were subject to a collective bargaining agreement. In addition, certain of its employees in the United Kingdom, Canada and Mexico are represented by unions. The Company believes its relationship with its employees is good.

ENVIRONMENTAL MATTERS

    The Company is subject to comprehensive and changing foreign, federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. The Company believes that it is in compliance with current environmental requirements. Nevertheless, the Company uses solvents and other hazardous substances, and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

    The Company has made, and will continue to make, expenditures to comply with current and future environmental requirements with respect to its facilities. In each of the last three years, the Company's capital expenditures for environmental compliance have been less than $1.0 million. The Company anticipates that it may incur additional capital expenditures and will incur operating costs in the future to comply with existing laws and regulations and new requirements arising from new or amended statutes. In addition, because the applicable regulatory agencies have not yet promulgated final standards for some existing environmental programs, the Company cannot, at this time, reasonably estimate the cost for compliance with these additional requirements. The amount of any such compliance cost could be material.

ITEM 2. PROPERTIES

    As of December 31, 1998, the Company operated 34 facilities worldwide comprising its world headquarters and 22 principal manufacturing and service locations. Some of the Company's manufacturing locations contain more than one facility.

    The following table sets forth a summary of these facilities by region:

                                                OWNED FACILITIES             LEASED FACILITIES
                                           ---------------------------  ---------------------------
                                             NUMBER OF    APPROX. AREA    NUMBER OF    APPROX. AREA
GEOGRAPHIC LOCATION                         FACILITIES     (SQ. FT.)     FACILITIES     (SQ. FT.)
-----------------------------------------  -------------  ------------  -------------  ------------
North America............................           11        998,724             9        581,581
Europe...................................            2         70,000             4        578,011
Latin America............................           --             --             4        120,965
Asia/Pacific.............................           --             --             4        118,901
                                                   ---    ------------          ---    ------------
  Total..................................           13      1,068,724            21      1,399,458
                                                   ---    ------------          ---    ------------
                                                   ---    ------------          ---    ------------

    The Company operates a wholly owned subsidiary in Shanghai, China that manufactures outside plant products and a wholly owned subsidiary in Beijing that manufactures power products. The Company also manufactures power protection devices through a joint venture relationship in Japan and has a 60% interest in a joint venture to establish its test systems business in Guangzhou, China. The Company also has a 50% interest in a joint venture in the United States and Denmark (Dantherm Inc.) that provides thermal management systems for electronic cabinetry.

    The Company believes it has sufficient production capacity to meet current demand for its product offerings. The Company anticipates expanding capacity as required by leasing, acquiring or building new production facilities.

ITEM 3. LEGAL PROCEEDINGS

    In October 1995, Vicor Corporation and its licensing affiliate VLT Corporation (collectively, "VLT") filed suit against the Company alleging underpayment of royalties and other defaults under an agreement pursuant to which VLT licensed to the Company the right to use certain technology related to power conversion. RELTEC no longer incorporates this technology into its current products. In December 1998, a judge and jury awarded Vicor a judgment which, including litigation costs, was estimated to be approximately $25.5 million. RELTEC reached a settlement with VLT pursuant to which RELTEC will pay Vicor $22.5 million, and the judgment will be withdrawn and the lawsuit dismissed with prejudice. A portion of the settlement payable by RELTEC to Vicor will be indemnified by a third party.

    In November 1997, Advanced Fibre Communications, Inc. ("AFC") filed suit against the Company in the Superior Court of the State of California alleging trade secret misappropriation and other wrongful acts related to the Company's engagement of Vidar Sun Moon Star ("VSMS") to provide certain engineering services. AFC alleged that the Company wrongfully obtained AFC's proprietary trade secret information from VSMS, a licensee of certain AFC technology, in connection with development work performed by VSMS on the Company's MatrixExpress product. In addition to monetary damages, AFC sought injunctive relief prohibiting RELTEC from using AFC proprietary trade secret information, destroying AFC documents prior to trial and selling, manufacturing, or marketing the Company's MatrixExpress product. On May 1, 1998, the Superior Court of the State of California, County of Sonoma denied AFC's request for a preliminary injunction that would have prohibited the Company from selling, manufacturing or marketing MatrixExpress. Because the Company has firmly denied possession or use of any AFC proprietary trade secret information, the Company agreed to an order prohibiting it from using AFC proprietary trade secret information and destroying documents prior to trial. Accordingly, the

Superior Court of the State of California entered a preliminary injunction consistent with the scope of this stipulation.

    On June 10, 1998, AFC filed an amended complaint in which they made allegations similar to the above with respect to the Company's Matrix product and undefined POTS line card to be used in the Company's DISCMS product.

    The Company continues to believe that AFC's claims are without merit and intends to defend vigorously this suit. The case was set for trial beginning April 12, 1999, but has been postponed to a later date to be determined. If the Company is unsuccessful at trial, the Company may be unable to continue the development, marketing or sale of the MatrixExpress and/or Matrix products or may be required to modify the current designs, which would delay or interrupt the deployment of MatrixExpress and/or Matrix products. In addition, the Company may be unable to continue marketing or selling the version of the DISCMS POTS line card that AFC references in its complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal market in which the Company's Common Stock was traded prior to the Merger Agreement was the New York Stock Exchange. The following table indicates the high and low sales price of the Company's Common Stock traded on the NYSE since the inception of trading on March 13, 1998:

CALENDAR
  YEAR                                                                             HIGH        LOW
---------                                                                        ---------  ---------
  1998
           First Quarter (from March 13, 1998).................................  $   36.13  $   34.75
           Second Quarter......................................................      49.13      35.00
           Third Quarter.......................................................      43.81      11.88
           Fourth Quarter......................................................      25.69      12.75

  1999
           First Quarter.......................................................      29.38      17.38

    As of March 31, 1999, the Company had 354 stockholders of record. The Company has never paid common stock dividends.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                               RELTEC CORPORATION

                       FIVE-YEAR SELECTED FINANCIAL DATA

                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                        PREDECESSOR     PREDECESSOR
                                                                                                             A               B
                                                                                                      ---------------  -------------
                                                                                        FIVE MONTHS    SEVEN MONTHS        YEAR
                                                        YEAR ENDED DECEMBER 31,            ENDED           ENDED           ENDED
                                                  -----------------------------------  DECEMBER 31,      JULY 31,        DEC. 31,
                                                      1998         1997       1996         1995            1995            1994
                                                  -------------  ---------  ---------  -------------  ---------------  -------------
STATEMENT OF OPERATIONS DATA:
Net sales.......................................    $ 1,066.8    $   887.2  $   689.4    $   225.5       $   288.3       $   458.9
Cost of sales(1)................................        757.2        633.4      482.9        166.2           205.3           322.3
                                                  -------------  ---------  ---------       ------          ------          ------
Gross profit....................................        309.6        253.8      206.5         59.3            83.0           136.6
Operating expenses:
Research and product engineering................         70.6         55.7       46.5         18.3            27.1            42.4
Selling and administrative......................        128.4         94.1       75.7         27.6            39.1            62.6
Goodwill and intangible amortization............         35.7         31.9       24.5          9.0            11.6            12.7
Write-off of acquired in-process research and
  development...................................         46.0          0.7        8.9         35.3            32.9              --
Other expense (income)..........................         27.8         (1.8)      (0.2)         0.9              --             0.8
                                                  -------------  ---------  ---------       ------          ------          ------
Total operating expenses........................        308.5        180.6      155.4         91.1           110.7           118.5
                                                  -------------  ---------  ---------       ------          ------          ------
Operating income (loss).........................          1.1         73.2       51.1        (31.8)          (27.7)           18.1
Interest expense, net...........................         14.7         18.6       25.6         12.5            19.0            32.1
Income tax provision (benefit)..................         22.7         29.6       17.4        (13.9)          (14.1)            0.6
Extraordinary charge and cumulative effect of
  change in accounting method, net of tax
  benefit(2)....................................           --           --        6.3           --              --             1.3
                                                  -------------  ---------  ---------       ------          ------          ------
Net income (loss)(3)............................    $   (36.3)   $    25.0  $     1.8    $   (30.4)      $   (32.6)      $   (15.9)

Basic earnings (loss) per share:
  Income (loss) before extraordinary
    charge(4)...................................    $   (0.66)   $    0.51  $    0.20    $   (0.88)
  Net income (loss)(4)..........................        (0.66)        0.51       0.04        (0.88)

Diluted earnings (loss) per share:
  Income (loss) before extraordinary
    charge(5)...................................        (0.66)        0.50       0.20        (0.88)
  Net income (loss)(5)..........................        (0.66)        0.50       0.04        (0.88)

OTHER FINANCIAL DATA:
Net cash (used for) provided by operating
  activities....................................    $    (8.7)   $    33.9  $    61.6    $    19.3       $    (6.6)      $     5.0
Net cash used for investing activities..........       (262.9)       (64.2)    (111.9)        (5.5)           (6.3)          (14.5)
Net cash provided by (used for) financing
  activities....................................        285.5         33.5       54.6        (11.9)           14.9             8.9
Adjusted EBITDA(6)..............................        139.8        126.1      103.9         31.3            26.2            42.2
Capital expenditures............................         42.7         26.5       16.9          5.5             6.3            13.8

                                                                     DECEMBER 31,
                                                  --------------------------------------------------     JULY 31,        DEC. 31,
                                                      1998         1997       1996         1995            1995            1994
                                                  -------------  ---------  ---------  -------------  ---------------  -------------
BALANCE SHEET DATA:
Working capital.................................    $   218.5    $   127.2  $    89.5    $    89.9       $    98.3       $    86.6
Total assets....................................      1,148.1        804.6      740.3        566.7           561.7           566.9
Total long-term obligations(7)..................        395.4        285.4      313.0        324.1           382.7           778.1
Stockholders' equity............................        490.0        343.5      270.0        150.3              --              --
Parent Company investment (deficit).............           --           --         --           --           100.0          (271.2)

    The historical combined financial data for the seven months ended July 31, 1995 is derived from the audited combined financial statements of the Company prior to RELTEC's formation in July 1995 and are referred to as Predecessor A.

    The historical combined financial data for the year ended December 31, 1994 is derived from the audited Combined Financial Statements of RELTEC Corporation prior to Rockwell International Corporation's acquisition of Reliance Electric Company and are referred to as Predecessor B.

(1) For the years ended December 31, 1998 and 1996 and the five months ended December 31, 1995, cost of sales includes nonrecurring purchase accounting charges of $5.1 million, $1.3 million and $11.3 million, respectively, related to the write-off of inventory acquisition step-up.

(2) For the year ended December 31, 1996, the $6.3 million ($0.16 per share) extraordinary charge represent accelerated amortization of deferred financing fees related to the refinancing of the Company's credit facility. For the year ended December 31, 1994, the $1.3 million cumulative effect of change in accounting method represents the Company's adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

(3) The Company's net loss for the year ended December 31, 1998 includes nonrecurring charges of $46.0 million of acquired in-process research and development charges, $5.1 million of acquired inventory acquisition step-up charges, $9.7 million of restructuring and other charges, $20.5 million of charges related to litigation and $1.5 million of gain related to the favorable settlement of accrued contract termination costs. The Company's net income for the year ended December 31, 1997 includes nonrecurring charges of $0.7 million of acquired in-process research and development charges, $6.5 million of gain on curtailment of pension benefits and $5.0 million reserve for investment in NextWAVE. The year ended December 31, 1996 includes $8.9 million of acquired in-process research and development charges, $1.3 million of acquired inventory acquisition step-up charges, $2.5 million of facility closing and relocation costs and a $2.5 million receipt from software settlement agreement. The five months ended December 31, 1995 includes $35.3 million of acquired in-process research and development charges, $11.3 million of acquired inventory step-up charges and $0.9 million of discontinued financing transaction charges. The seven months ended July 31, 1995 includes $32.9 million of acquired in-process research and development charges. The year ended December 31, 1994 includes $0.8 million of facility closing and relocation costs.

(4) Calculated based on a weighted average number of shares outstanding of 55,138,916, 48,837,053, 39,498,277 and 34,363,638 for the years ended
    December 31, 1998, 1997 and 1996 and for the five months ended December 31, 1995, respectively.

(5) Calculated based on a weighted average number of shares and options outstanding of 55,138,916, 49,705,758, 39,834,904 and 34,363,638 for the
    years ended December 31, 1998, 1997 and 1996 and for the five months ended December 31, 1995, respectively.

(6) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation, goodwill and intangible amortization expense and other nonrecurring charges. See (3) above for nonrecurring charges.

(7) Includes redeemable preferred stock, redeemable common stock, long-term debt obligations, pension and postretirement benefits and other noncurrent obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    RELTEC Corporation ("RELTEC" or the "Company") is a leader in the design, manufacture and sale of a broad range of telecommunications systems, products and services to wireline and wireless service providers and OEMs in North America and around the globe. Most of the Company's systems, products and services can be found in the access portion of the telecommunications network, also referred to as the "local loop".

    RELTEC was formed in June 1995 by management and the KKR Partnerships to acquire Reliance Comm/Tec Corporation from Reliance Electric Company, a subsidiary of Rockwell International Corporation. Reliance Comm/Tec Corporation is the successor to telecommunications equipment businesses that have been in continuous operation for over 60 years. Since July 1995, the Company has completed eleven acquisitions, strategic investments and joint venture investments for combined consideration in excess of approximately $415 million, the most significant of which were the acquisitions of Positron Fiber Systems Corporation ("PFS") (the "PFS Acquisition") in September 1998 and Rainford Group plc in September 1996 ("Rainford") (the "Rainford Acquisition") for approximately $202.2 million and $134.3 million, respectively. PFS is a manufacturer of an advanced line of multiplexor products and provides network element management capabilities. Rainford is a leading European manufacturer of base station enclosures and systems for the telecommunications equipment industry.

    On March 1, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with two subsidiaries of The General Electric Company, p.l.c. ("GEC p.l.c."), pursuant to which one of such subsidiaries agreed to commence a tender offer for all of the outstanding shares of common stock of the Company for $29.50 per share. The tender offer was commenced on March 5, 1998 and expired at 12:00 a.m. midnight on April 8, 1999, following which GEC, p.l.c. acquired more than 99% of the common stock of the Company. In accordance with the Merger Agreement, such subsidiary of GEC, p.l.c. has merged with and into the Company. Following such merger, the Company has become a wholly-owned subsidiary of GEC, p.l.c. Consistent with this, RELTEC's common stock has been delisted from the New York Stock Exchange, and GEC, p.l.c. is in the process of deregistering RELTEC's common stock, following which RELTEC will no longer be required to file annual, quarterly or other reports with the Securities and Exchange Commission. The total consideration paid for the transactions described above is $2.1 billion, including assumed debt of $361.0 million. GEC, p.l.c. is an electronics, communications, technology and defense company based in the United Kingdom. The Company will become part of GEC, p.l.c.'s MARCONI Communications Division, a leader in the transmission and access segment of the global telecommunications market.

    The Company's reportable segments are organized around geographic area:
North America, Latin America, Asia/Pacific and Europe. The Company conducts business in a single industry segment, the global telecommunications equipment market. This segment includes integrated systems, components and services for voice, video and data communications. For management purposes, the Company's net sales are classified into three groupings: Access Network Systems, Integrated Wireless Solutions and Network Components and Services. Sales are recognized when goods are shipped or services are provided. The Company's products are sold directly to end users, such as RBOCs and other telecommunications service providers, to telecommunications OEMs and, to a lesser extent, through third party distributors. For certain products, particularly in Access Network Systems, the purchase decision process may be long and unpredictable, and may involve a lengthy standardization and evaluation process.

    The Company sells its products in the United States and internationally. The Company's non-U.S. sales represented approximately 18%, 25% and 24%, of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. The majority of the Company's international sales are not denominated in U.S. dollars. While the Company is subject to fluctuations in foreign currency exchange rates with respect to income derived from international sales not denominated in U.S. dollars, the costs associated with a majority of these sales are in the same currency, which partially mitigates the effect of such fluctuations.

    Historically, currency exchange movements have not had a material effect on the Company's financial statements. As the Company's non-U.S. operations expand, the effect of currency fluctuations may have a material impact on the Company's revenues and costs. At December 31, 1998, the Company had no material unhedged monetary assets, liabilities or commitments denominated in currencies other than U.S. dollars. The Company's strategy for managing currency risk is to hedge foreign currency exposure with respect to firm commitments denominated in currencies other than the notional currency of the Company's individual business units.

    The Company's operating results may fluctuate significantly from quarter to quarter due to several factors, including, without limitation, the volume and timing of orders from and shipments to major customers, the timing of new product announcements by and the availability of products from the Company or its competitors, the overall level of capital expenditures by public network providers, market acceptance of new and enhanced versions of the Company's products, variations in the mix of products, systems and services sold by the Company or its sales channels and the availability and cost of key components.

RESULTS OF OPERATIONS

    The following table sets forth certain statements of operations data expressed as a percentage of net sales:

                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
Net sales.........................................      100.0%     100.0%     100.0%
Cost of sales.....................................       71.0       71.4       70.0
                                                    ---------  ---------  ---------
  Gross profit....................................       29.0       28.6       30.0
Operating expenses:
  Research and product engineering................        6.6        6.3        6.7
  Selling and administrative......................       12.0       10.6       11.0
  Goodwill and intangible amortization............        3.4        3.6        3.6
  Write-off of acquired in-process research and
    development...................................        4.3        0.1        1.3
  Other expense (income)..........................        2.6       (0.2)        --
                                                    ---------  ---------  ---------
    Total operating expenses......................       28.9       20.4       22.6
                                                    ---------  ---------  ---------
Operating income..................................        0.1        8.2        7.4
Interest expense..................................        1.4        2.1        3.7
Income tax provision..............................        2.1        3.3        2.5
Extraordinary charge, net of tax benefit..........         --         --        0.9
                                                    ---------  ---------  ---------
Net income (loss).................................       (3.4)%       2.8%       0.3%
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    The following table sets forth net sales by product line offerings, expressed in dollar volumes and as a percentage of total net sales:

                                                                            YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                                1998                  1997                  1996
                                                        --------------------  --------------------  --------------------
(IN MILLIONS)                                            AMOUNT        %       AMOUNT        %       AMOUNT        %
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Net Sales:
Access Network Systems................................  $   354.0       33.2% $   283.6       32.0% $   192.3       27.9%
Integrated Wireless Solutions.........................      193.0       18.1      195.3       22.0      140.4       20.4
Network Components and Services.......................      519.8       48.7      408.3       46.0      356.7       51.7
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Total.................................................  $ 1,066.8      100.0% $   887.2      100.0% $   689.4      100.0%
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Net sales increased $179.6 million, or 20.2%, to $1,066.8 million for the year ended December 31, 1998 from $887.2 million for the year ended December 31, 1997. Sales in the North American markets increased $184.4 million, or 24.9% to $924.6 million for the year ended December 31, 1998 from $740.2 million for the year ended December 31, 1997. The increase in North America resulted primarily from higher sales of Access Network Systems and Network Components and Services. The growth of Access Network Systems resulted from continued strong demand for the Company's Next Generation Digital Loop Carrier ("NGDLC") platform including its industry-leading fiber-to-the-curb technology. Network Components and Services increased over the prior year led by continued strong demand for engineering and installation services by a broad range of ILEC, CLEC, wireless and alternative carrier customers. Sales in the European markets decreased $9.7 million, or 7.5% to $119.7 million for the year ended December 31, 1998 from $129.4 million for the year ended December 31, 1997. Integrated Wireless Solutions sales decreased slightly due to overall weakness in the European market and the strength of the British pound.

    At December 31, 1998, the Company's sales backlog (total dollar volume of firm sales orders not yet recognized as revenue) had increased to $167.5 million from $156.3 million at December 31, 1997.

    Gross profit as a percentage of net sales increased to 29.0% in 1998 from 28.6% in 1997. Gross profit in 1998 includes one-time costs of $5.1 million for inventory acquisition step-up charges primarily related to the PFS Acquisition. Excluding these one-time charges, gross profit as a percentage of net sales increased to 29.5% in 1998 from 28.6% in 1997. The combination of benefits associated with product cost reduction initiatives, process improvements and increased sales volumes of higher margin products, offset by lower than anticipated overall sales volumes and the impact of a higher mix of lower margin services contributed to the moderate increase in gross profit between years.

    Research and product engineering expense increased $14.9 million, or 26.8%, to $70.6 million in 1998 from $55.7 million in 1997. Research and product engineering costs increased to 6.6% of net sales in 1998 from 6.3% in 1997. Approximately half of the Company's research and product engineering expense in 1998 and 1997 was related to Access Network Systems, reflecting the Company's focus on this product line.

    Selling and administrative ("S&A") expense increased $34.3 million, or 36.5%, to $128.4 million in 1998 from $94.1 million in 1997. S&A expenses as a percentage of net sales increased to 12.0% in 1998 from 10.6% in 1997 primarily due to the Company's continued organizational investments in Latin America and Asia/Pacific, costs associated with the implementation of enterprise resource business systems and to a lesser extent, higher sales commissions on sales outside of North America.

    Goodwill and intangible amortization increased $3.8 million, or 11.9%, to $35.7 million in 1998 from $31.9 million in 1997. This increase is primarily the result of additional goodwill and intangible amounts resulting from the PFS Acquisition. Goodwill and intangible amortization as a percentage of net sales was 3.4% and 3.6% in 1998 and 1997, respectively.

    During 1998, $46.0 million of the $202.2 million purchase price of PFS was assigned to acquired in-process research and development ("IPR&D") and immediately written-off.

    Other expense increased to 2.6% of net sales or $27.8 million in 1998. This amount primarily consists of $22.5 million of expense related to litigation and $9.0 million of restructuring and other charges, offset by $1.5 million of other income related to the favorable settlement of accrued contract termination costs and equity earnings from the Company's minority-owned investees.

    In December 1998, the Company received an unfavorable judgment in a jury trial related to its litigation with Vicor Corporation ("Vicor"). Subsequent to the trial verdict, the Company settled all outstanding amounts resulting from the judgment for $22.5 million. This settlement and litigation costs have been recorded as other expense for the year ended December 31, 1998. A portion of this settlement is reimbursable from a third party.

    In July 1998, the Company initiated plans to restructure its European operations by closing its St. Helens, U.K. manufacturing facility and reducing the workforce in its Coventry, U.K. facility. As a result of this restructuring, the Company recorded a one-time pre-tax charge of $4.0 million. This amount consisted of $0.9 million of non-cash charges related to asset valuation write-downs and $3.1 million of cash expenditures for the termination of approximately 225 employees. At December 31, 1998, $3.5 million has been charged against this reserve and the remaining accrual of $0.5 million is expected to be utilized in 1999. Additional costs to complete this restructuring, if any, are not expected to be significant. These costs are classified as other expense. In September 1998, the Company recorded a special pre-tax charge of $3.2 million related to an incentive severance program for certain employees in North America. The $3.2 million charge consisted of severance and employee benefit costs for the termination of approximately 80 employees. At December 31, 1998, $2.6 million has been charged against this reserve and the remaining accrual of $0.6 million is expected to be utilized in 1999. Additional costs to complete this restructuring, if any, are not expected to be significant. These costs are classified as other expense.

    Interest expense decreased $3.9 million, or 21.0%, to $14.7 million in 1998 from $18.6 million in 1997. This decrease resulted from reduced debt levels from the Company's initial public stock offering that was completed on March 18, 1998 and overall lower interest rates, offset by increased indebtedness resulting from the PFS Acquisition in September 1998.

    The Company's effective income tax rate increased to 70.1% excluding the one-time charge of $46.0 million for the write-off of acquired in-process research and development in 1998 from 54.2% in 1997. The 1998 effective rate increased primarily as a result of lower taxable income relative to increased levels of nondeductible goodwill amortization expense.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net sales increased $197.8 million, or 28.7%, to $887.2 million for the year ended December 31, 1997 from $689.4 million for the year ended December 31, 1996. Sales in the North American markets increased $96.9 million, or 15.1% to $740.2 million for the year ended December 31, 1997 from $643.3 million for the year ended December 31, 1996. Sales in the European markets increased $90.9 million, or 236.1% to $129.4 million for the year ended December 31, 1997 from $38.5 million for the year ended December 31, 1996. These increases resulted primarily from higher sales of Access Network Systems in North America and a full year of results for Rainford in Europe. The growth of Access Network Systems resulted from increased sales to existing customers and a major product deployment by a new customer. Excluding Rainford, Integrated Wireless Solutions sales were slightly down for the year on weaker international sales of export power products for wireless networks. Network Components and Services increased over the year due to a broader customer base.

    At December 31, 1997, the Company's sales backlog (total dollar volume of firm sales orders not yet recognized as revenue) had increased to $156.3 million from $127.8 million at December 31, 1996.

    Gross profit increased $47.3 million, or 22.9%, to $253.8 million in 1997 from $206.5 million in 1996. Gross profit as a percentage of net sales decreased to 28.6% in 1997 from 30.0% in 1996 due to a change in product mix. During 1997 the Company's net sales included a higher volume of Access Network Systems which carry margins below those of Network Components and Services. In addition, 1997 sales included a full year of lower margin Integrated Wireless Solutions products offered by Rainford. This decrease was partially offset by an increase in gross profit as a percentage of sales for the Access Network Systems products.

    Research and product engineering expense increased $9.2 million, or 19.8%, to $55.7 million in 1997 from $46.5 million in 1996. Research and product engineering costs declined to 6.3% of net sales in 1997 from 6.7% in 1996 primarily due to the increase in net sales. Approximately half of the Company's research and product engineering expense in 1997 and 1996 was related to Access Network Systems, reflecting the Company's focus on this product line.

    Selling and administrative ("S&A") expense increased $18.4 million, or 24.3%, to $94.1 million in 1997 from $75.7 million in 1996. S&A expenses as a percentage of net sales decreased to 10.6% in 1997 from 11.0% in 1996 primarily due to higher sales volume.

    Goodwill and intangible amortization increased $7.4 million, or 30.2%, to $31.9 million in 1997 from $24.5 million in 1996. This increase is primarily the result of the additional goodwill and intangibles amounts resulting from the Rainford Acquisition. Goodwill and intangible amortization as a percentage of net sales was 3.6% in 1997 and 1996.

    During 1997, $0.7 million of the $1.0 million purchase price for the acquisition of Fire Networks, Inc. was assigned to acquired IPR&D and immediately written off. During 1996, $8.9 million of the $134.3 million purchase price for the acquisition of Rainford was assigned to acquired IPR&D and immediately written off. Management believes that although the estimated additional technology efforts required to develop the incomplete technology into a commercially viable product are significant, the costs of such efforts are not material to the Company's consolidated financial statements. Failure to successfully complete these projects would not materially affect the Company's consolidated financial condition, results or operations or cash flows.

    Other income increased to 0.2% of net sales or $1.8 million in 1997. This amount primarily consists of $6.5 million of income related to a curtailment gain resulting from the December 31, 1997 benefit accrual freeze of the U.S. defined benefit plans offset by $5.0 million of expense related to the Company's reserve recorded for its investment in NextWAVE Telecom Inc. Other income in 1996 included receipt of a one-time fee of $2.5 million related to a software settlement, and charges of $1.1 million related to a facility closing and $1.4 million for a facility relocation. These charges were primarily for employee severance pay and facility shutdown costs.

    Interest expense decreased $7.0 million, or 27.3%, to $18.6 million for 1997 from $25.6 million in 1996. This decrease resulted from reduced levels of debt and lower interest rates. In September 1996, the Company entered into the Credit Facility which improved the terms upon which the Company is able to borrow funds.

    The Company's effective income tax rate decreased to 54.2% in 1997 from 68.2% in 1996 due to higher income before taxes in relation to the levels of nondeductible goodwill amortization expense and the 1996 write-off of acquired in-process R&D costs.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited quarterly financial information of the Company, for the eight quarters ended December 31, 1998, in dollars. The Company historically has experienced a stronger demand for certain of its products at certain times during the year, particularly its outdoor products, primarily as a result of customer budget cycles and appropriate weather for installation of the Company's systems. These factors may be offset in part by the growth in product lines or fluctuations in customer order volumes. This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for such periods. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Form 10-K. The operating results for any previous quarter are not necessarily indicative of results for any future period.

                                                               QUARTER ENDED
                   -----------------------------------------------------------------------------------------------------
                    MARCH 31,    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,     MARCH 31,    JUNE 30,     SEPTEMBER 30,
                      1997         1997           1997             1997           1998         1998           1998
                   -----------  -----------  ---------------  ---------------  -----------  -----------  ---------------
                                                               (IN MILLIONS)
Net sales:
Access Network
  Systems........   $    59.5    $    72.8      $    77.8        $    73.5      $    80.5    $    97.4      $    81.2
Integrated
  Wireless.......        55.2         41.8           41.5             56.8           50.6         48.0           44.6
Network
  Components and
  Services.......        82.0        101.4          105.4            119.5          109.1        132.6          125.6
                   -----------  -----------        ------           ------     -----------  -----------        ------
Total net
  sales..........   $   196.7    $   216.0      $   224.7        $   249.8      $   240.2    $   278.0      $   251.4
                   -----------  -----------        ------           ------     -----------  -----------        ------
                   -----------  -----------        ------           ------     -----------  -----------        ------
Gross profit.....   $    51.7    $    64.1      $    69.3        $    68.7      $    69.2    $    88.2      $    72.0


                    DECEMBER 31,
                        1998
                   ---------------

Net sales:
Access Network
  Systems........     $    94.8
Integrated
  Wireless.......          49.8
Network
  Components and
  Services.......         152.6
                         ------
Total net
  sales..........     $   297.2
                         ------
                         ------
Gross profit.....     $    80.2

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity needs are working capital requirements, capital expenditures and investments such as acquisitions, strategic investments and joint ventures. The majority of the company's acquisitions, strategic investments and joint venture investments have been primarily for cash. The Company's working capital requirements have grown as the Company has grown. Capital expenditures, exclusive of acquisitions and investments in new business systems, were $42.7 million, $26.5 million and $16.9 million in 1998, 1997 and 1996, respectively. The Company anticipates that its capital expenditures for 1999 will be approximately $40 million. The Company has funded its liquidity requirements principally from cash flows from operations and borrowings under its debt facilities, issuances of its common stock and to a lesser extent, from capital leases for new equipment.

    The Company's acquisitions have all been accounted for using the purchase method of accounting. Accordingly, for financial reporting purposes, an allocation of the purchase price has been made using estimated fair market values of the assets acquired and the liabilities assumed as of each acquisition date in accordance with Accounting Principles Board Opinion No. 16--"Business Combinations". The results of these acquisitions have been included in the accompanying consolidated financial statements since the respective dates of acquisition.

    In September 1998, the Company acquired substantially all of the outstanding shares of PFS for $202.2 million. Based in Montreal, Quebec, Canada, PFS is a manufacturer of an advanced line of multiplexer products and provides network element management capabilities. PFS' products complement the Company's next generation digital loop carrier platform, create a family of broadband access platforms for delivering multimedia services and advance the Company's position in the multi-billion dollar SONET/ SDH broadband access delivery market.

    The PFS Acquisition was consummated with $192.7 million in cash from the Company's existing credit facility and approximately $9.5 million of PFS stock options converted into RELTEC stock options. The independent appraisal of acquired assets resulted in $187.4 million being assigned to intangible assets. Of this amount, $46.0 million was assigned to IPR&D, $46.5 million to developed technology, assembled workforce, sales channels and customer relationships and $94.9 million to goodwill. The in-process research and development ("IPR&D") costs were written-off as a one-time non-tax deductible charge. The Company believes that the write-off of such costs is appropriate because there is no alternative future use for these IPR&D projects. The remaining intangible assets are being amortized over periods ranging from five to 25 years. In addition, $5.0 million of the purchase price was allocated to inventory acquisition step-up and expensed through cost of sales as the acquired inventory was sold prior to December 31, 1998.

    The value assigned to IPR&D was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on forecasts of future revenues and expenses prepared by management. Revenues for the in-process technologies were estimated for 1999 through the year 2013. The Company's estimates of cost of goods sold, research and development, and selling, general and administrative expense are based on historical averages experienced by the Company. The cost to complete the in-process technology was based on management's estimate of the cost and effort necessary to complete the project. Income tax expense was assumed at the statutory rate. Expected cash flows from the IPR&D projects were then discounted utilizing discount rates ranging from 25% to 50%. These rates were derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of the project from its current stage of development and achieving the estimated cash flows. This fair value approach resulted in a preliminary calculated fair value amount for in-process research and development projects of $58.4 million.

    The independent appraisal firm further performed an analysis of purchased research and development costs utilizing certain additional calculations (the "Exclusion Method") based upon the Company's understanding of the current perspective of the U.S. Securities and Exchange Commission. This methodology essentially removes the cost-to-complete research and development expenditures from the cash flow forecast discussed above, then multiplies each forecast year's cash flow amount by the project's percentage of completion and then discounts these adjusted cash flows to a present value at an appropriate discount rate. After considering both the project costs and technological progress, the independent appraisal firm used percentage of completion assumptions ranging from 10% to 95% percent were utilized and discount rates ranging from 25% to 45% were employed. These discount rates were slightly lower than the fair value model assumptions described above, in order to account for the fact that the adjusted cash flow reflects only the completed portion of the project, and thus, would be of lower risk than the overall project. The result of the Exclusion Method calculation was a value estimate of $46.0 million. This amount was assigned to the acquired IPR&D and immediately written-off on the acquisition date because the IPR&D had not yet reached technological feasibility and had no future alternative use.

    As of December 31, 1998 the remaining costs to develop the PFS IPR&D projects into commercially viable products were $16.4 million. Although the Company currently expects that the acquired IPR&D projects will be successfully developed into commercially viable products, there can be no assurance that this will be achieved. Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

    In September 1998, the Company acquired certain assets of Evergood Telecom Enclosures ("Evergood"), a wholly-owned subsidiary of the Walker Group, Inc, for $13.9 million in cash (the "Evergood Acquisition"). Based in Welcome, North Carolina, Evergood designs and manufactures power transfer devices and custom enclosures used in wireline and wireless telecommunications applications. The purchase allocation resulted in $3.2 million being assigned to goodwill, which is deductible for tax purposes. This amount is being amortized over 25 years.

    Also in September 1998, the Company acquired all of the capital stock of Italtel Tecnomeccanica S.p.A. ("Italtel"), a wholly-owned subsidiary of Italtel S.p.A., itself a jointly-owned subsidiary of Siemens AG and Telecom Italia S.p.A. for $7.9 million. Based in Terni, Umbria, Italy, Italtel manufactures switching frames for central offices, indoor wireless base station cabinets and power generator cabinets.

    In July 1998, SPLICE do Brasil Telecommunicacoes e Eletronica S.A. ("SPLICE") and the Company agreed to establish RELTEC Sistemas de Energia Ltda. ("RSEL"), a new commercial joint venture based in Sao Paulo, Brazil. This newly formed company will market and support power products and systems for the telecommunications markets in Brazil and other Latin American countries. The joint venture combines RELTEC's power products and power system configurations technology with SPLICE's manufacturing capabilities and knowledge of the Brazilian telecommunications markets. RSEL is 50% owned by each party.

    In February 1998, the Company agreed to establish a new commercial joint venture based in Skive, Denmark. This joint venture between the Company and A/S Dantherm is 50% owned by each party. The purpose of the joint venture is to design, manufacture and sell advanced heat management systems to the worldwide telecommunications market. Each party contributed certain assets, including existing technology and customer accounts to the joint venture in exchange for their respective interests. Pursuant to the joint venture agreement, the Company is subject to a put option whereby A/S Dantherm has the right to require the Company to purchase the capital shares of the joint venture held by A/S Dantherm at a predetermined price. At December 31, 1998, the fair market value of the put option was $25.8 million. This put option expires on January 1, 2000.

    At December 31, 1998, the Company has invested $6.2 million in these joint ventures and accounts for these investments on the equity basis of accounting.

    Cash flows from operating activities were ($8.7) million, $33.9 million and $61.6 million in 1998, 1997 and 1996, respectively. Cash flows from operating activities decreased by $42.6 million in 1998 compared to 1997 due to an increase in accounts receivable and inventory. Accounts receivable increased primarily as a result of generally slower customer payment cycles and extended terms for international customers. Inventory increased to meet anticipated sales demand.

    On March 18, 1998, the Company consummated an initial public offering (the "Offering") of 6.3 million shares of common stock, which resulted in net proceeds of $170.3 million, which were used to repay indebtedness and for general corporate purposes.

    The Company has a $450.0 million credit facility with a bank syndicate (the "Credit Facility") which matures on September 30, 2003. In August 1998, the Company amended the credit facility. As a result, among other things, a new borrowing tranche was created within the existing Credit Facility with a maturity date of December 31, 2003. The Credit Facility consists of a $350.0 million domestic revolving facility and a $100.0 million multi-currency revolving facility. The Credit Facility contains provisions for a $30.0 million (or pound sterling equivalent) short-term credit facility as well as for letters of credit. Pursuant to the terms of the Credit Facility, the available commitment under the Credit Facility will be reduced from $450.0 million on September 30, 1999 by $22.5 million, and by $30.0 million per year on each September 30 thereafter until the balance matures on September 30, 2003, except for the new tranche borrowings which are due on December 31, 2003. Principal payments under the Credit Facility are not otherwise required except for certain changes in the Company's business activities as specified in the Credit Facility. At December 31, 1998, the weighted average interest rate on the Credit Facility was 5.87% compared to 6.92% and 6.50% on aggregate borrowings at December 31, 1997 and 1996, respectively. At December 31, 1998, the aggregate borrowing availability under the Credit Facility was $70.2 million.

    In September 1998, the Company entered into an interest rate swap and an interest rate collar agreement to reduce its variable interest rate exposure on borrowings under the Credit Facility. The interest rate swap fixes the interest rate at 5.10% on a notional amount of $100.0 million until October

2001. The interest rate collar has a capped interest rate of 6.75% and a floor of 3.95% on a notional amount of $100.0 million until October 2001. At December 31, 1998, under prevailing market rates, the fair value of the interest rate swap and interest rate collar was less than $0.1 million.

    The Company has promissory notes with several banks for $40.0 million of unsecured and uncommitted Money Market Lines of Credit in addition to the Credit Facility. At December 31, 1998, $10.9 million was outstanding at a weighted average interest rate of 5.75%.

    The Company believes that its cash balances, cash generated from future operations and its existing credit facilities will be adequate to satisfy anticipated working capital requirements, capital expenditures for equipment and investment requirements for the next twelve months. As business and market conditions permit, the Company may, from time to time, invest in or acquire complementary technologies, products or businesses. These activities may require the Company to seek additional equity or debt to fund such activities.

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

    The Company recognizes that Y2K will affect many aspects of business operations in addition to its business systems. The Company is taking action to make the Company's products, design and manufacturing capabilities, facilities, information technology infrastructure and electronic interfaces Y2K compliant and is actively working with its suppliers to confirm their Y2K readiness.

    To manage this effort and to establish a common approach, RELTEC has established a company-wide Y2K program (the "Program") with central coordination through a dedicated, full-time Program manager. Individual business units have Y2K teams that are responsible for the resolution efforts and contingency planning, and resources have been made available across the Company to support this effort. A standard Y2K methodology and process within RELTEC has been established to manage and coordinate Y2K efforts. The Company has targeted September 30, 1999 for completion of all phases of the Program.

    The Company's Y2K Program encompasses a wide range of issues. The following is a summary of the areas addressed by the Program:

    APPLICATIONS. The Company's business systems are currently being remediated to, upgraded to, or replaced by Y2K compliant commercial systems. The Company has targeted June 30, 1999 for completion of its remediation, upgrade or replacement of major business systems. The major business systems comprise manufacturing, order management, and financial systems. In addition, the Company places a substantial number of orders with its suppliers via the Electronic Data Interchange (EDI) process. The Company is currently in the process of upgrading its EDI capabilities to Y2K compliant versions of the EDI standards, and coordinating and testing these upgrades with the Company's business partners.

    INFRASTRUCTURE. The Company's computers, servers, networks, and other internal systems are currently being reviewed for Y2K compliance. If identified as non-compliant such systems will be remediated, upgraded or replaced.

    SUPPLY CHAIN. The Company's procurement organization coordinating with the Y2K Program Manager has analyzed the Company's suppliers for goods, services and transportation. The Company has sent out over 600 surveys to suppliers, with critical and sole suppliers targeted for priority review and monitoring. The Company has developed a database to more effectively track supplier responses and progress towards Y2K readiness. Many of the Company's suppliers are currently executing their Y2K compliance programs and as a result the Company is currently unable to fully assess the Y2K risks to its supply chain. Where the Company determines that a critical or sole supplier is not making adequate progress towards Y2K readiness, it shall take such actions, as it deems necessary, such as selecting alternate suppliers.

    PRODUCT AND SERVICE COMPLIANCE. The Company has completed the inventory and assessment of its products and services. The Company has established a Year 2000 website, www.relteccorp.com/ y2khome.htm, that provides Year 2000 product and service information.

    DESIGN AND MANUFACTURING. The Company's engineering and development systems, shop floor systems, machine tool systems, CAM systems and testing systems are currently being reviewed for Y2K compliance. If identified as non-compliant such systems will be remediated, upgraded or replaced.

    The following table indicates the starting and planned completion dates for each of the major components of the Company's Y2K Program:

Y2K PROGRAM COMPONENT               PERIOD COMMENCED     PLANNED COMPLETION
--------------------------------  --------------------  --------------------
Product Assessment..............     1st Quarter, 1998     4th Quarter, 1998     (COMPLETED)
Major Business Systems..........     3rd Quarter, 1996     2nd Quarter, 1999
Minor Business Systems..........     3rd Quarter, 1998     3rd Quarter, 1999
Supply Chain Assessment.........     2nd Quarter, 1998     4th Quarter, 1998     (COMPLETED)
EDI.............................     4th Quarter, 1998     2nd Quarter, 1999
Design/Manufacturing............     3rd Quarter, 1998     3rd Quarter, 1999
Infrastructure..................     2nd Quarter, 1998     2nd Quarter, 1999

    The Company currently estimates that direct costs of its Y2K Program, including implementation of new business systems, will be approximately $31 million. The Company began budgeting for Y2K Program costs in fiscal 1996. As of December 31, 1998, approximately $27 million of these costs have been incurred relating to the Y2K Program. Not included in the amount allocated to the Y2K Program are costs associated with new product compliance. New product budgets include amounts necessary for compliance with various engineering and operational standards, which now include issues relating to Y2K. The Company is currently funding Y2K Program costs through its normal operating cash flows and expects to have adequate future operating cash flows to complete the Y2K Program.

    The risks to the Company for third party failure to achieve Y2K readiness are the same risks for other businesses generally. The Company's most reasonably likely worst case Y2K scenarios include, but are not limited to, the inability to process routine transactions, including customer orders, on a timely basis, suppliers' delay or failure to deliver materials necessary to the Company's manufacturing process, delay or failure of the Company's transportation providers to deliver the Company's products to its customers and the inability of the Company to receive payment for products that have been delivered. The Company has not completed all aspects of its assessment of Y2K risks. There may be other risks for the Company associated with Y2K that will be identified as its Y2K Program is implemented. The Company is in the process of analyzing the most reasonably likely worst case scenarios and developing contingency plans to handle such scenarios.

    The Company believes that successful implementation of its Y2K Program will identify its Y2K related issues, determine business risk, establish a resolution plan, and implement resolution. The Company believes that, upon successful completion of the Program, its ability to design, manufacture and deliver products to its customers and to provide services to its customers will not be materially adversely affected by the year 2000. However, the Company cannot be certain that the failure of a major customer, supplier or third party to timely assess or remediate its products or systems or that the incompatibility of a conversion undertaken by such party with the Company's systems will not have a material adverse effect on the Company's business, results of operations or financial condition.

EUROPEAN MONETARY UNION AND THE EURO

    On January 1, 1999, several member countries of the European Union established fixed conversion rates, and adopted the Euro as their new common legal currency. Beginning on such date, the Euro began trading on currency exchanges, while the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro currency coins and withdraw all legacy currencies.

    The Euro conversion may affect cross-border competition by creating cross-border price transparency. RELTEC is assessing its pricing and marketing strategy in order to ensure that it remains competitive in a broader European market. RELTEC is also modifying its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies. In addition, RELTEC is reviewing whether certain existing contracts will need to be modified. RELTEC's currency risk in the participating countries may be reduced as the legacy currencies are converted to the Euro. RELTEC will continue to evaluate issues involving introduction of the Euro. Based on the current information and assessments, RELTEC does not expect that the Euro conversion will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133--"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of this statement is encouraged, but is permitted only as of the beginning of any fiscal quarter beginning after June of 1998. The Company has not completed its evaluation of the impact of adopting this statement.

FORWARD-LOOKING STATEMENTS

    Except for historical financial information contained herein, this discussion and analysis set forth above may contain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, as set forth in "Risk Factors" in the Company's Registration Statement on Form S-1, File No. 333-44277 filed by the Company with the Securities and Exchange Commission, are the following: (1) rapid technological change and the Company's ability to conduct research and product development and introduce new products, (2) uncertain market for broadband systems, (3) potential fluctuations in future operating results, (4) long and unpredictable sales cycles, (5) risks associated with competition, (6) risks associated with the Company's limited history of operations and profitability, (7) risks associated with a changing regulatory environment and the Company's ability to comply with regulations and industry standards, (8) customer concentration, (9) risks associated with acquisitions,
(10) risks associated with
international operations and markets, (11) risks associated with the protection of the Company's intellectual property, (12) environmental matters, (13) reliance on key management and (14) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the ordinary course of operations, the Company is exposed to various market risks such as foreign currency risks and interest rate risks. Foreign currency risk is that risk associated with recurring transactions with foreign companies, such as the sale of goods and/or services to foreign customers or purchases from foreign vendors. Interest rate risk is the risk associated with interest rate fluctuations. Established policies and procedures by the Company governing its management of market risks and the use of financial instruments to manage its exposure to such risks are currently in place. The Company uses derivative financial instruments such as foreign exchange contracts, interest rate swaps and interest rate collars, when practical, to manage these foreign currency and interest rate exposures. The principal objective of these derivative instruments is to minimize the risks and/or costs associated with global financial and operating activities. The Company does not utilize derivative financial instruments for trading or other speculative purposes

FOREIGN EXCHANGE RISK

    The Company enters into foreign exchange forward contracts primarily to hedge the currency fluctuations associated with transactions (both reported and anticipated cash flows) denominated in foreign currencies. These contracts are intended to limit the Company's risk that potentially could result from adverse fluctuations in exchange rates and are utilized primarily when the amount and/or timing of the foreign currency commitment is certain. The terms of these contracts are generally less than one year. Where practical, the Company's various business units purchase goods and/or services in their respective local currencies. This results in natural hedges of some foreign exchange risk. At December 31, 1998, the Company had outstanding forward contracts to purchase $8.5 million and sell $1.6 million of US$ equivalent forward contracts of various currencies, the largest of which were contracts denominated in British Pounds Sterling. A 10% change in foreign currency rates would not materially affect the Company's financial condition, results of operations or cash flows.

INTEREST RATE RISK

    The Company's current Credit Facility provides $450.0 million in floating-rate or variable-rate borrowing availability. At December 31, 1998, the Company had $351.4 million outstanding under its credit facility. In order to reduce variable interest rate exposure on borrowings under its existing Credit Facility, in September 1998, the Company entered into an interest rate swap and an interest rate collar agreement. The interest rate swap fixes the interest rate at 5.10% on a notional amount of $100.0 million until October 2001. The interest rate collar has a capped interest rate of 6.75% and a floor of 3.95% on a notional amount of $100.0 million until October 2001. At December 31, 1998, under prevailing market rates, the fair value of the interest rate swap and the interest rate collar was less than $0.1 million. From time to time, the Company further manages its debt in response to changes in interest rates by periodically repurchasing outstanding debt and also by borrowing outside its Credit Facility in different currencies to meet the short-term operating cash flow needs of its foreign affiliates. Overall, the nature and amount of the Company's short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. A 10% fluctuation in interest rates would not materially affect the Company's financial condition, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                MANAGEMENTS' REPORT

    Management is responsible for the preparation and presentation of the consolidated financial statements and all related financial information appearing in this annual report. The consolidated financial statements and notes have been prepared in conformity with generally accepted accounting principles and include certain amounts which are estimates. These estimates are based upon both management's judgments and currently available financial information.

    The Company's management is responsible for establishing and maintaining an effective internal control structure over financial reporting to provide reasonable assurance that transactions are properly recorded and summarized so that relevant and reliable financial information is produced. This internal control structure, which consists of written policies and procedures and an organizational structure providing delegation of authority and separation of duties, contains monitoring mechanisms and actions are taken to correct deficiencies as they are identified.

    There are inherent limitations in the effectiveness of any structure of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time. To manage this risk, the Company's structure of internal control is improved and modified in response to changes in business conditions, changes in the nature of operations and from recommendations made by both internal audits and external public accountants.

    The Board of Directors, through an Audit Committee, is responsible for overseeing management in the performance of its financial reporting responsibilities and has responsibility for approving the financial information included in this Form 10-K. The board fulfills these responsibilities by reviewing financial information prepared by management and discussing relevant matters with management, internal auditors and external auditors.

RELTEC Corporation
Cleveland, Ohio
February 15, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of RELTEC Corporation

    We have audited the accompanying consolidated balance sheets of RELTEC Corporation and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RELTEC Corporation and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Cleveland, Ohio
February 15, 1999
(April 8, 1999 as to Note 16)

                               RELTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
                                                                                (DOLLARS IN
                                                                                 MILLIONS,
                                                                             EXCEPT SHARE DATA)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................  $    25.8  $    11.9
  Accounts receivable, net................................................      220.5      141.4
  Inventories.............................................................      143.7       94.7
  Deferred income taxes...................................................       30.6       26.7
  Other current assets....................................................       31.9       18.4
                                                                            ---------  ---------
    Total current assets..................................................      452.5      293.1
Property, plant and equipment, net........................................      152.3      111.4
Goodwill and intangible assets, net.......................................      501.7      384.0
Other noncurrent assets...................................................       41.6       16.1
                                                                            ---------  ---------
    Total assets..........................................................  $ 1,148.1  $   804.6
                                                                            ---------  ---------
                                                                            ---------  ---------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of debt..............................................  $    25.9  $    20.9
  Accounts payable........................................................      110.9       78.8
  Accrued compensation....................................................       34.5       28.3
  Other current liabilities...............................................       62.7       37.9
                                                                            ---------  ---------
    Total current liabilities.............................................      234.0      165.9
Long-term debt............................................................      360.4      250.3
Deferred income taxes.....................................................       28.7        9.8
Retirement and other benefits.............................................       27.5       24.7
Other noncurrent liabilities..............................................        6.5        6.0
Preferred stock, $.01 par value, 20,000,000 shares and 1,000,000 shares authorized, respectively; 1,000 shares of Series A redeemable preferred
  stock issued and outstanding with $1,000 per share redemption value.....        1.0        1.0
Redeemable common stock, $.01 par value, 295,104 shares issued and
  outstanding at December 31, 1997........................................         --        3.4
Commitments and contingencies (Notes 7 and 14)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 150,000,000 shares and 60,000,000 shares authorized, 56,370,945 and 49,743,504 shares issued and outstanding,
    respectively..........................................................        0.6        0.5
  Additional paid-in capital..............................................      525.1      341.2
  Accumulated deficit.....................................................      (40.1)      (3.7)
  Treasury stock..........................................................       (0.1)        --
  Accumulated other comprehensive income..................................        4.5        5.5
                                                                            ---------  ---------
    Total stockholders' equity............................................      490.0      343.5
                                                                            ---------  ---------
    Total liabilities and stockholders' equity............................  $ 1,148.1  $   804.6
                                                                            ---------  ---------
                                                                            ---------  ---------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               RELTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1998       1997       1996
                                                           ---------  ---------  ---------
                                                            (DOLLARS IN MILLIONS, EXCEPT
                                                                     SHARE DATA)
Net sales................................................  $ 1,066.8  $   887.2  $   689.4
Cost of sales............................................      757.2      633.4      482.9
                                                           ---------  ---------  ---------
  Gross profit...........................................      309.6      253.8      206.5
Operating expenses:
  Research and product engineering.......................       70.6       55.7       46.5
  Selling and administrative.............................      128.4       94.1       75.7
  Goodwill and intangible amortization...................       35.7       31.9       24.5
  Write-off of acquired in-process research and
    development..........................................       46.0        0.7        8.9
  Other expense (income).................................       27.8       (1.8)      (0.2)
                                                           ---------  ---------  ---------
Total operating expenses.................................      308.5      180.6      155.4
                                                           ---------  ---------  ---------
Operating income.........................................        1.1       73.2       51.1
Interest expense, net....................................       14.7       18.6       25.6
                                                           ---------  ---------  ---------
Income (loss) before income taxes and extraordinary
  charge.................................................      (13.6)      54.6       25.5
Income tax provision.....................................       22.7       29.6       17.4
                                                           ---------  ---------  ---------
Income (loss) before extraordinary charge................      (36.3)      25.0        8.1
Extraordinary charge, net of tax benefit.................         --         --        6.3
                                                           ---------  ---------  ---------
Net income (loss)........................................  $   (36.3) $    25.0  $     1.8
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
EARNINGS (LOSS) PER COMMON SHARE DATA (NOTE 1):
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary charge..............  $   (0.66) $    0.51  $    0.20
  Extraordinary charge...................................         --         --      (0.16)
                                                           ---------  ---------  ---------
  Net income (loss)......................................  $   (0.66) $    0.51  $    0.04
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
Weighted average shares outstanding......................  55,138,916 48,837,053 39,498,277

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary charge..............  $   (0.66) $    0.50  $    0.20
  Extraordinary charge...................................         --         --      (0.16)
                                                           ---------  ---------  ---------
  Net income (loss)......................................  $   (0.66) $    0.50  $    0.04
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
Weighted average shares outstanding......................  55,138,916 49,705,758 39,834,904

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               RELTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
                                                                            (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES:
  Net income (loss)..................................................  $   (36.3) $    25.0  $     1.8
  Adjustments to net income (loss) to arrive at cash (used for)
    provided by operating activities:
    Depreciation and amortization....................................       58.9       53.7       42.6
    Amortization of deferred financing fees..........................        0.3        0.3        1.2
    Write-off of acquired in-process research and development and
      inventory acquisition step-up..................................       51.1        0.7       10.2
    Deferred income taxes............................................        0.9       (7.5)     (12.0)
    Extraordinary charge, net of tax benefit.........................         --         --        6.3
  Changes in operating assets and liabilities excluding the effect of acquisitions:
    Accounts receivable, net.........................................      (64.3)     (26.3)     (28.3)
    Inventories......................................................      (38.4)     (12.0)      (5.5)
    Accounts payable.................................................        8.4        5.6       23.6
    Other assets and liabilities.....................................       10.7       (5.6)      21.7
                                                                       ---------  ---------  ---------
    Net cash (used for) provided by operating activities.............       (8.7)      33.9       61.6

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.........................      (42.7)     (26.5)     (16.9)
  Investment in new business systems.................................      (17.9)      (8.7)        --
  Positron Fiber Systems Acquisition, net of $18.6 million cash
    acquired.........................................................     (174.1)        --         --
  Other acquisitions and investments, net of cash acquired...........      (28.2)     (29.0)        --
  Rainford Acquisition, net of $2.5 million cash acquired............         --         --      (95.0)
                                                                       ---------  ---------  ---------
    Net cash used for investing activities...........................     (262.9)     (64.2)    (111.9)

FINANCING ACTIVITIES:
  Credit Facility net borrowings (repayments)........................       96.6      (20.6)     275.4
  Money Market lines of credit borrowings, net.......................        7.2        3.7         --
  Other debt net borrowings (repayments).............................       11.3       (0.6)       0.6
  Net repayments under previous credit facility......................         --         --     (222.1)
  Financing fees paid................................................       (0.5)        --       (1.6)
  Net proceeds from initial public stock offering....................      170.3         --         --
  Common Stock issuances.............................................        1.0       51.8        2.5
  Common Stock repurchases...........................................       (0.3)      (0.7)      (0.2)
  Preferred stock dividends..........................................       (0.1)      (0.1)        --
                                                                       ---------  ---------  ---------
    Net cash provided by financing activities........................      285.5       33.5       54.6
Net increase in cash and cash equivalents............................       13.9        3.2        4.3
Cash and cash equivalents, beginning of period.......................       11.9        8.7        4.4
                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of period.............................  $    25.8  $    11.9  $     8.7
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               RELTEC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                                                ACCUMULATED
                                                COMMON STOCK         ADDITIONAL    ACCUMULATED                     OTHER
                                          -------------------------    PAID-IN     INVESTMENT     TREASURY     COMPREHENSIVE
                                             SHARES       AMOUNT       CAPITAL      (DEFICIT)       STOCK         INCOME
                                          ------------  -----------  -----------  -------------  -----------  ---------------
                                                               (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
As of December 31, 1995.................    36,306,600   $     0.4    $   180.3     $   (30.4)    $      --      $      --
Comprehensive income
  Net income............................            --          --           --           1.8            --             --
  Currency translation adjustment.......            --          --           --            --            --            8.7
Comprehensive income....................
Common stock and option rollover
  issuances.............................     9,658,179         0.1        112.7            --            --             --
Common stock repurchases................       (38,000)         --         (0.2)           --            --             --
Reclassification of redeemable common
  stock.................................      (295,104)         --         (3.4)           --            --             --
                                          ------------         ---   -----------       ------         -----          -----
As of December 31, 1996.................    45,631,675         0.5        289.4         (28.6)           --            8.7
Comprehensive income
  Net income............................            --          --           --          25.0            --             --
  Currency translation adjustment.......            --          --           --            --            --           (3.2)
Comprehensive income....................
Common stock issuances..................     4,192,699          --         52.5            --            --             --
Common stock repurchases................       (80,870)         --         (0.7)           --            --             --
Redeemable preferred stock dividends
  ($105 per share)......................            --          --           --          (0.1)           --             --
                                          ------------         ---   -----------       ------         -----          -----
As of December 31, 1997.................    49,743,504         0.5        341.2          (3.7)           --            5.5
Comprehensive loss
  Net loss..............................            --          --           --         (36.3)           --             --
  Currency translation adjustment.......            --          --           --            --            --           (1.0)
Comprehensive loss......................
Reclassification of redeemable common
  stock.................................       295,104          --          3.4            --            --             --
Initial public stock offering...........     6,325,000         0.1        170.2            --            --             --
Common stock and option rollover
  issuances.............................        15,198          --         10.5            --            --             --
Common stock repurchases................        (7,861)         --         (0.2)           --          (0.1)            --
Redeemable preferred stock dividends
  ($105 per share)......................            --          --           --          (0.1)           --             --
                                          ------------         ---   -----------       ------         -----          -----
As of December 31, 1998.................    56,370,945   $     0.6    $   525.1     $   (40.1)    $    (0.1)     $     4.5
                                          ------------         ---   -----------       ------         -----          -----
                                          ------------         ---   -----------       ------         -----          -----


                                            TOTAL
                                          ---------

As of December 31, 1995.................  $   150.3
                                          ---------
Comprehensive income
  Net income............................        1.8
  Currency translation adjustment.......        8.7
                                          ---------
Comprehensive income....................       10.5
                                          ---------
Common stock and option rollover
  issuances.............................      112.8
Common stock repurchases................       (0.2)
Reclassification of redeemable common
  stock.................................       (3.4)
                                          ---------
As of December 31, 1996.................      270.0
                                          ---------
Comprehensive income
  Net income............................       25.0
  Currency translation adjustment.......       (3.2)
                                          ---------
Comprehensive income....................       21.8
                                          ---------
Common stock issuances..................       52.5
Common stock repurchases................       (0.7)
Redeemable preferred stock dividends
  ($105 per share)......................       (0.1)
                                          ---------
As of December 31, 1997.................      343.5
Comprehensive loss
  Net loss..............................      (36.3)
  Currency translation adjustment.......       (1.0)
                                          ---------
Comprehensive loss......................      (37.3)
                                          ---------
Reclassification of redeemable common
  stock.................................        3.4
Initial public stock offering...........      170.3
Common stock and option rollover
  issuances.............................       10.5
Common stock repurchases................       (0.3)
Redeemable preferred stock dividends
  ($105 per share)......................       (0.1)
                                          ---------
As of December 31, 1998.................  $   490.0
                                          ---------
                                          ---------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               RELTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

    RELTEC Corporation ("RELTEC" or the "Company") was formed in June 1995 by management and partnerships affiliated with Kohlberg Kravis Roberts & Co., L.P. to acquire Reliance Comm/Tec Corporation ("Reliance Comm/Tec") from the Reliance Electric Company ("Reliance"), a subsidiary of Rockwell International Corporation ("Rockwell") (the "RELTEC Acquisition"). Rockwell acquired Reliance effective January 1995 (the "Rockwell Acquisition"). The Company was incorporated in June 1995 as K-Tec Holdings, Inc. In October 1995, the Company changed its name to RELTEC Holdings, Inc., and in January 1998, the Company changed its name to RELTEC Corporation.

    The Company is a provider of a broad range of systems, products and services to wireline and wireless service providers and telecommunications OEMs in North America and around the globe. Most of the Company's systems, products and services can be found in the access portion of the telecommunications network, also referred to as the "local loop."

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of RELTEC Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated. RELTEC's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.

TRANSLATION OF FOREIGN CURRENCIES

    Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the period-end exchange rate. Operating results are translated at the average exchange rate for the period. The related translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders' equity. Foreign currency gains (losses) resulting from transactions are included in the statements of operations. Transaction gains (losses) for the periods presented were not significant to RELTEC's results of operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUES AND CONCENTRATION OF CREDIT RISK

    The recorded value of RELTEC's financial instruments, which include accounts receivable and accounts payable, approximates market value. The carrying value of RELTEC's long-term debt is considered to approximate fair value based on the borrowing rates currently available for loans with similar terms and maturities.

    Receivables are from a diverse group of customers in the telecommunications industry and are generally unsecured. RELTEC maintains a reserve for potential losses. The Company's allowance for doubtful accounts was $5.5 million and $3.1 million as of December 31, 1998 and 1997, respectively.

                               RELTEC CORPORATION

1. ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash equivalents include all highly-liquid investments with an original purchased maturity of three months or less and are stated at cost, which approximates market value.

INVENTORIES

    Inventories are valued at the lower of cost or market and are stated on a first-in, first-out (FIFO) cost basis.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful lives are up to 45 years for buildings and improvements and three to 12 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Depreciation is computed principally using accelerated methods for income tax reporting purposes. Depreciation expense was $23.2 million, $21.8 million and $18.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    Significant renewals and betterments which substantially extend the useful life of the asset are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Maintenance, repairs and renewals of minor amounts are charged to expense as incurred.

GOODWILL AND INTANGIBLE ASSETS

    The excess of cost over the fair value of net assets of businesses acquired (goodwill) is being amortized, using the straight-line method, over periods ranging from 15 to 25 years. Other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging up to 15 years.

    The Company periodically evaluates the recoverability of goodwill and other intangible assets by comparing the book value of such assets to expected future cash flows, on an undiscounted basis, over the remaining amortization period of the asset.

EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the year; diluted earnings
(loss) per common share is computed after consideration of the dilutive effect of stock options.

                               RELTEC CORPORATION

1. ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)
    The following table reconciles net income (loss) available for common stockholders and the weighted average common shares outstanding for basic and diluted earnings (loss) per common share for the periods presented:

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1998       1997       1996
                                                           ---------  ---------  ---------
                                                            (DOLLARS IN MILLIONS, EXCEPT
                                                                     SHARE DATA)
Net income (loss)........................................  $   (36.3) $    25.0  $     1.8
Less: preferred stock dividends..........................       (0.1)      (0.1)        --
                                                           ---------  ---------  ---------
Net income (loss) available to common stockholders.......      (36.4)      24.9        1.8

Basic earnings (loss) per common share:
  Weighted average common shares outstanding.............  55,138,916 48,837,053 39,498,277
  Basic earnings (loss) per common share.................  $   (0.66) $    0.51  $    0.04

Diluted earnings (loss) per common share:
  Weighted average common shares outstanding.............  55,138,916 48,837,053 39,498,277
  Add: effect of dilutive options........................         --    868,705    336,627
                                                           ---------  ---------  ---------
                                                           55,138,916 49,705,758 39,834,904
  Diluted earnings (loss) per common share...............  $   (0.66) $    0.50  $    0.04
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

COMPREHENSIVE INCOME (LOSS)

    In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes rules for reporting comprehensive income and its components in a full set of general-purpose financial statements. For the Company, comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. The adoption of SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been conformed to the presentation required by SFAS 130.

SALES RECOGNITION

    Sales are recognized when goods are shipped or services are provided. Sales on long-term contracts (defined as significant contracts with terms of longer than six months) are recorded on a percentage-of-completion basis, measured by the cost-to-cost method.

PRODUCT WARRANTY

    Product warranty costs are accrued at the time of sale based on historical warranty experience and are adjusted as required to reflect subsequent experience.

WORKERS' COMPENSATION, PRODUCT AND GENERAL LIABILITY COSTS

    The consolidated financial statements include RELTEC's estimated costs, including costs not reimbursable under insurance contracts, of settling workers' compensation, product and general liability claims.

                               RELTEC CORPORATION

1. ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)
Accruals are determined from historical claims-incurred experience, using actuarial computations of the estimated ultimate settlement cost of such claims, including claims incurred but not yet reported.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 1998, 1997 and 1996 was $41.4 million, $32.9 million and $28.5 million, respectively.

OTHER (INCOME) EXPENSE

    In December 1998, the Company received an unfavorable judgment in a jury trial related to its litigation with Vicor Corporation ("Vicor"). Subsequent to the trial verdict, the Company settled all outstanding amounts resulting from the judgement for $22.5 million. This settlement and litigation costs have been recorded as other expense for the year ended December 31, 1998. A portion of this settlement is reimbursable from a third party, but the amount has not been finalized as of December 31, 1998.

    In July 1998, the Company initiated plans to restructure its European operations by closing its St. Helens, U.K. manufacturing facility and reducing the workforce in its Coventry, U.K. facility. As a result of this restructuring, the Company recorded a one-time pre-tax charge of $4.0 million. This amount consisted of $0.9 million of non-cash charges related to asset valuation write-downs and $3.1 million of cash expenditures for the termination of approximately 225 employees. At December 31, 1998, $3.5 million has been charged against this reserve and the remaining accrual of $0.5 million is expected to be utilized in 1999. Additional costs to complete this restructuring, if any, are not expected to be significant. These costs are classified as other expense.

    In September 1998, the Company recorded a special pre-tax charge of $3.2 million related to an incentive severance program for certain employees in North America. The $3.2 million charge consisted of severance and employee benefit costs for the termination of approximately 80 employees. At December 31, 1998, $2.6 million has been charged against this reserve and the remaining accrual of $0.6 million is expected to be utilized in 1999. Additional costs to complete this restructuring, if any, are not expected to be significant. These costs are classified as other expense.

    During 1997, the Company entered into a strategic vendor relationship with NextWAVE Telecom Inc. ("NextWAVE"). In support of this relationship, RELTEC made an investment of $5.0 million in NextWAVE in the form of a 9.0% promissory note which was due in January, 1998 and has not been collected by the Company. The Company has not recorded accrued interest and believes that there has been an impairment in the value of the promissory note. As such, the Company recorded a reserve of $5.0 million against the aggregate carrying value of its investment in NextWAVE. This amount is recorded as other expense.

    Also recorded as other income for the year ended December 31, 1997 is a $6.5 million curtailment gain resulting from the benefit accrual freeze of the Company's U.S. defined benefit plans (refer to Note 8 for further discussion).

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133--"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the

                               RELTEC CORPORATION

1. ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED) statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of this statement is encouraged, but is permitted only as of the beginning of any fiscal quarter beginning after June of 1998. The Company has not completed its evaluation of the impact of adopting this statement.

2. ACQUISITIONS AND JOINT VENTURES

    The Company's acquisitions have all been accounted for as purchases. Accordingly, for financial reporting purposes an allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date in accordance with Accounting Principles Board Opinion No. 16--"Business Combinations". The results of these acquisitions have been included in the accompanying consolidated financial statements since the respective dates of acquisition.

    In connection with certain acquisitions by the Company, a portion of the purchase price was allocated to in-process research and development and inventory acquisition step-up. Subsequent to the acquisition dates, these amounts were expensed. The Company relied upon independent valuations to determine the amount of acquired in-process research and development and believes that the write-off of these costs was appropriate because there is no alternative use for these research and development projects. For the years ended December 31, 1998, 1997 and 1996, the amounts for acquired in-process research and development and inventory acquisition step-up were $51.1 million, $0.7 million and $10.2 million, respectively.

POSITRON FIBER SYSTEMS

    In September 1998, the Company acquired substantially all of the outstanding shares of Positron Fiber Systems Corporation ("PFS") for $202.2 million (the "PFS Acquisition"). Based in Montreal, Quebec, Canada, PFS is a manufacturer of an advanced line of multiplexer products and provides network element management capabilities. PFS' products complement the Company's next generation digital loop carrier platform, creates a family of broadband access platforms for delivering multimedia services and advances the Company's position in the multi-billion dollar SONET/SDH broadband access delivery market.

    The PFS Acquisition was consummated with $192.7 million in cash from the Company's existing credit facility and approximately $9.5 million of PFS stock options converted into RELTEC stock options. The independent appraisal of acquired assets resulted in $187.4 million being assigned to intangible assets. Of this amount, $46.0 million was assigned to in-process research and development ("IPR&D"), $46.5 million to developed technology, assembled workforce, sales channels and customer relationships and $94.9 million to goodwill. In-process research and development was written-off as a one-time non-tax deductible charge. The remaining intangible assets are being amortized over periods ranging from five to 25 years. In addition, $5.0 million of the purchase price was allocated to inventory acquisition step-up and expensed through cost of sales as the acquired inventory was sold prior to December 31, 1998.

    The value assigned to IPR&D was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on forecasts of future revenues and expenses prepared by management. Revenues for the in-process technologies were estimated for 1999 through the year 2013. The Company's estimates of cost of goods sold, research and development, and selling, general and administrative expense were based on historical averages experienced by the Company. The cost to complete the in-process technology was based on management's estimate of the cost and effort necessary to complete the project. Income tax expense was assumed at the statutory rate. Expected cash flows from the IPR&D projects were then discounted utilizing discount rates

                               RELTEC CORPORATION

2. ACQUISITIONS AND JOINT VENTURES (CONTINUED) ranging from 25% to 50%. These rates were derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of the project from its current stage of development and achieving the estimated cash flows. This fair value approach resulted in a preliminary calculated fair value amount for in-process research and development projects of $58.4 million.

    The independent appraisal firm further performed an analysis of purchased research and development costs utilizing certain additional calculations (the "Exclusion Method") based upon the Company's understanding of the current perspective of the U.S. Securities and Exchange Commission. This methodology essentially removes the cost-to-complete research and development expenditures from the cash flow forecast discussed above, then multiplies each forecast year's cash flow amount by the project's percentage of completion and then discounts these adjusted cash flows to a present value at an appropriate discount rate. In consideration of both the project costs and technological progress, percentage of completion assumptions ranging from 10% to 95% percent were utilized and discount rates ranging from 25% to 45% were employed. These discount rates were slightly lower than the fair value model assumptions described above, in order to account for the fact that the adjusted cash flow reflects only the completed portion of the project, and thus, would be of lower risk than the overall project. The result of the Exclusion Method calculation was a value estimate of $46.0 million. This amount was assigned to IPR&D and immediately written-off on the acquisition date because the IPR&D had not yet reached technological feasibility and had no future alternative use.

    As of December 31, 1998 the remaining costs to develop the in-process research and develop project into commercially viable products were $16.4 million. Although the Company currently expects that the IPR&D projects will be successfully developed into commercially viable products, there can be no assurance that this will be achieved. Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

    The following pro forma financial information has been prepared assuming that the PFS Acquisition occurred on January 1, 1997. One-time nonrecurring charges for the write-off of IPR&D and inventory acquisition step-up write-off have been excluded:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                            (DOLLARS AND SHARES
                                                                IN MILLIONS)
Net sales.................................................  $ 1,084.6  $   905.0
Operating income..........................................       35.3       61.7
Net income (loss).........................................       (5.2)      11.2

Pro forma earnings (loss) per common share:
Basic net income (loss) per common share..................      (0.09)      0.23
Weighted average shares outstanding.......................       55.1       48.8

Diluted net income (loss) per common share................      (0.09)      0.22
Weighted average shares and options outstanding...........       55.1       50.3

                               RELTEC CORPORATION

2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)
    The pro forma financial information is unaudited and not necessarily indicative of the operating results that would have occurred had the PFS Acquisition been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results.

ITALTEL TECNOMECCANICA S.P.A. AND EVERGOOD TELECOM ENCLOSURES

    In September 1998, the Company acquired all of the capital stock of Italtel Tecnomeccanica S.p.A. ("Tecnomeccanica"), a wholly-owned subsidiary of Italtel S.p.A., itself a jointly-owned subsidiary of Siemens AG and Telecom Italia S.p.A. for $7.9 million. None of the purchase price was assigned to goodwill. Based in Terni, Umbria, Italy, Tecnomeccanica manufactures switching frames for central offices, indoor wireless base station cabinets and power generator cabinets.

    Also in September 1998, the Company acquired certain assets of Evergood Telecom Enclosures ("Evergood"), a wholly-owned subsidiary of the Walker Group, Inc, for $13.9 million in cash. Based in Welcome, North Carolina, Evergood designs and manufactures power transfer devices and custom enclosures used in wireline and wireless telecommunications applications. The purchase price allocation resulted in $3.2 million being assigned to goodwill, which is deductible for tax purposes. This amount is being amortized over 25 years. In addition, $0.1 million of the purchase price was allocated to inventory acquisition step-up and expensed through cost of sales as the acquired inventory was sold prior to December 31, 1998.

JOINT VENTURES

    In July 1998, SPLICE do Brasil Telecommunicacoes e Eletronica S.A. ("SPLICE") and the Company agreed to establish RELTEC Sistemas de Energia Ltda. ("RSEL"), a new commercial joint venture based in Sao Paulo, Brazil. This newly formed company will market and support power products and systems for the telecommunications markets in Brazil and other Latin American countries. The joint venture combines RELTEC's power products and power system configurations technology with SPLICE's manufacturing capabilities and knowledge of the Brazilian telecommunications markets. RSEL is 50% owned by each party.

    In February 1998, the Company agreed to establish a new commercial joint venture based in Skive, Denmark. This joint venture between the Company and A/S Dantherm is 50% owned by each party. The purpose of the joint venture is to design, manufacture and sell advanced heat management systems to the worldwide telecommunications market. Each party contributed certain assets, including existing technology and customer accounts to the joint venture in exchange for their respective interests. Pursuant to the joint venture agreement, the Company is subject to a put option whereby A/S Dantherm has the right to require the Company to purchase the capital shares of the joint venture held by A/S Dantherm at a predetermined price. At December 31, 1998, the fair market value of the put option was $25.8 million. This put option expires on January 1, 2000.

    At December 31, 1998, the Company has recorded $6.2 million as other noncurrent assets related to the investments in these joint ventures and accounts for these investments on the equity basis of accounting.

                               RELTEC CORPORATION

2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)
CUSTOM DESIGN TELEPHONE SYSTEMS, INC., FIRE NETWORKS, INC. AND BALLYNAHINCH
  MANUFACTURING OPERATIONS

    In October 1997, the Company acquired all of the capital stock of Custom Design Telephone Systems, Inc. ("CDTS") for a maximum purchase price of $27.0 million. Based in St. Louis, Missouri, CDTS is a provider of integrated telecommunications services. Of the $27.0 million purchase price, approximately $18.0 million was paid on October 30, 1997 and $2.8 million was paid in November 1998. At December 31, 1998, the Company has recorded a $2.8 million liability for the final purchase price payment. Approximately $19.3 million of the purchase price has been assigned to goodwill and is being amortized over 25 years.

    In September 1997, the Company acquired the assets of Fire Networks, Inc. ("Fire") for $1.0 million. Fire was a Dallas, Texas start-up company specializing in the design and manufacture of xDSL equipment which enables the simultaneous transmission of voice and data services over an existing copper telephone wire. In conjunction with this acquisition, approximately $0.7 million of the purchase price has been assigned to acquired in-process research and development. This amount was written-off subsequent to the purchase price allocation.

    In June 1997, the Company acquired the assets of the Ballynahinch manufacturing operation ("Bally"), located in County Down, Northern Ireland. The cost of this acquisition was $4.1 million. Bally specializes in electrical manufacturing capabilities and complements the Company's other operations that provide integrated outdoor mobile radio base station enclosures for wireless communications networks.

RAINFORD GROUP PLC

    On September 3, 1996, the Company acquired substantially all of the outstanding shares of Rainford Group plc ("Rainford"), a European manufacturer of base station cabinet enclosure systems and supplier of electromagnetic protection equipment and systems to the telecommunications equipment industry for $134.3 million, including $6.7 million of acquisition fees (the "Rainford Acquisition"). The Rainford Acquisition was consummated with $97.5 million of cash, $34.4 million (2,991,388 shares) of RELTEC common stock and $2.4 million of Rainford stock options converted into RELTEC stock options. Approximately $101.2 million of the purchase price was assigned to goodwill, which is being amortized over 15 years, and $10.2 million of the purchase price was allocated to acquired in-process research and development ($8.9 million) and inventory acquisition step-up ($1.3 million).

    In connection with the Rainford Acquisition, 2,951,044 shares of Common Stock were issued in exchange for certain shares of Rainford Common Stock held for the benefit of Barry Houghton and his family (the "Settlements") pursuant to certain settlement agreements. Prior to the Company's initial public stock offering, subject to certain limitations, upon Barry Houghton ceasing for any reason to be employed by the Company or any of its subsidiaries the Settlements were entitled to sell to the Company, and the Company was required to purchase, up to 10% of the shares of Common Stock held by the Settlements at fair market value on the date of his termination. Related to this agreement, the Company classified the then fair market value of 295,104 shares of Common Stock as redeemable Common Stock. In connection with the Company's initial public stock offering, shares of common stock previously classified as redeemable common stock have been reclassified to stockholders' equity, as the right to put such shares to the Company by the holder has been canceled.

                               RELTEC CORPORATION

3. INVENTORIES

    Inventories consisted of the following:

                                                                AS OF DECEMBER 31,
                                                               --------------------
                                                                 1998       1997
                                                               ---------  ---------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Raw materials................................................  $    85.1  $    58.4
Work-in-process..............................................       25.4       18.8
Finished goods...............................................       33.2       17.5
                                                               ---------  ---------
  Total......................................................  $   143.7  $    94.7
                                                               ---------  ---------
                                                               ---------  ---------

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
                                                                  (DOLLARS IN
                                                                   MILLIONS)
Land........................................................  $     4.4  $     3.7
Buildings and improvements..................................       47.6       33.7
Machinery and equipment.....................................      187.9      116.7
                                                              ---------  ---------
  Total.....................................................      239.9      154.1
Less: accumulated depreciation..............................       87.6       42.7
                                                              ---------  ---------
  Property, plant and equipment, net........................  $   152.3  $   111.4
                                                              ---------  ---------
                                                              ---------  ---------

                               RELTEC CORPORATION

5. GOODWILL, INTANGIBLE ASSETS AND OTHER NONCURRENT ASSETS

    Goodwill, intangible assets and other noncurrent assets consisted of the following:

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
                                                                  (DOLLARS IN
                                                                   MILLIONS)
Goodwill....................................................  $   491.4  $   390.1
Less: accumulated amortization..............................       55.0       35.1
                                                              ---------  ---------
Goodwill, net...............................................  $   436.4  $   355.0
                                                              ---------  ---------
Intangible assets...........................................  $   111.4  $    59.3
Less: accumulated amortization..............................       46.1       30.3
                                                              ---------  ---------
Intangible assets, net......................................  $    65.3  $    29.0
                                                              ---------  ---------
Other noncurrent assets:
Investment in business systems..............................  $    26.6  $     8.7
Investments in affiliates...................................        9.7        3.2
Deferred financing fees.....................................        1.5        1.3
Other.......................................................        3.8        2.9
                                                              ---------  ---------
  Total.....................................................  $    41.6  $    16.1
                                                              ---------  ---------
                                                              ---------  ---------

    Investment in business systems represents costs associated with the Company's implementation of new business systems, which is currently in process. The Company capitalizes external costs incurred to develop internal-use computer software during the application development stage. Amortization of these costs will begin at the in-service date and be computed by the straight-line method over estimated useful lives ranging from three to seven years. Deferred financing fees are amortized over the term of the related financing and are classified as interest expense in the accompanying consolidated statements of operations.

6. OTHER CURRENT LIABILITIES

    Other current liabilities consisted of the following:

                                                                 AS OF DECEMBER 31,
                                                                --------------------
                                                                  1998       1997
                                                                ---------  ---------
                                                                    (DOLLARS IN
                                                                     MILLIONS)
Litigation settlement.........................................  $    22.5  $      --
Accrued other taxes...........................................        7.6        2.6
Accrued warranty..............................................        7.5        9.0
CDTS acquisition payment......................................        2.8        6.0
Interest payable..............................................        2.7        1.8
Other.........................................................       19.6       18.5
                                                                ---------  ---------
  Total.......................................................  $    62.7  $    37.9
                                                                ---------  ---------
                                                                ---------  ---------

                               RELTEC CORPORATION

6. OTHER CURRENT LIABILITIES (CONTINUED)
    The litigation settlement represents the amount payable to Vicor (refer to Note 1 for further discussion). The CDTS acquisition payment represents the remaining portion of the purchase price which the Company expects to pay in 1999 (refer to Note 2 for further discussion).

7. DEBT

    The Company currently has a $450.0 million credit facility with a bank syndicate (the "Credit Facility") which matures on September 30, 2003. In August 1998, the Company amended the Credit Facility. As a result, among other things, a new borrowing tranche was created within the existing Credit Facility with a maturity date of December 31, 2003. The Credit Facility consists of a $350.0 million domestic revolving facility ("DRF") and a $100.0 million multi-currency revolving facility ("MCRF"). DRF loans are denominated in U.S. dollars and maintained at the Base Rate or the Euro Rate plus percentage margins as specified in the Credit Facility. MCRF loans are denominated in U.S. dollars, pounds sterling, deutsche marks and yen and are maintained at the Base Rate or the Euro Rate plus percentage margins as specified in the Credit Facility. At December 31, 1998 the Base Rate was 7.75% and the Euro Rate was 5.1%. The percentage margins range up to 0.125% for the Base Rate and from 0.325% to 1.375% for the Euro Rate. The Credit Facility contains provisions to reduce the interest rates and commitment fees if certain leverage ratios are achieved. At December 31, 1998, the weighted average interest rate on the Credit Facility was 5.87%.

    The Credit Facility contains provisions for a $30.0 million (or pound sterling equivalent) short-term credit line as well as letters of credit. The aggregate facility borrowing availability is reduced for amounts outstanding under the short-term credit lines and letters of credit. Amounts outstanding under the short-term credit lines bear interest at the Base Rate plus percentage margins as specified in the Credit Agreement. At December 31, 1998, the Credit Facility has a facility fee of 0.2% per annum on the total commitment and a letter of credit facility fee of 0.175% per annum on outstanding letters of credit. At December 31, 1998, the aggregate availability under the Credit Facility was $70.2 million. Facility fees are payable quarterly. During 1998, interest accrued on the debt obligations at a weighted average interest rate of 6.42% per annum.

    The Credit Facility contains covenants and provisions that restrict, among other things, the Company's ability to change its business, declare dividends, grant liens, incur additional indebtedness, exceed a leverage ratio, meet or exceed a minimum interest coverage ratio and make certain capital expenditures. The Company was in compliance with these covenants at December 31, 1998. The Credit Facility is secured by the capital stock of RELTEC's subsidiaries and guaranteed by certain subsidiaries.

    Pursuant to the terms of the Credit Facility, the available commitment under the Credit Facility will be reduced from $450.0 million on September 30, 1999 by $22.5 million, and by $30.0 million per year on each September 30 thereafter until the balance matures on September 30, 2003, except for the new tranche borrowings which are due on December 31, 2003. Principal payments are not otherwise required except for certain changes in the Company's business activities as defined in the Credit Agreement.

    In September 1998, the Company entered into an interest rate swap and an interest rate collar agreement to reduce variable interest rate exposure on borrowings under the Credit Facility. The interest rate swap fixes the interest rate at 5.10% on a notional amount of $100.0 million until October 2001. The interest rate collar has a capped interest rate of 6.75% and a floor of 3.95% on a notional amount of $100.0 million until October 2001. Interest is payable quarterly beginning in January, 1999. At December 31, 1998, under prevailing market rates, the fair value of the interest rate swap and interest rate collar

                               RELTEC CORPORATION

7. DEBT (CONTINUED)
was less than $0.1 million. The Company uses interest rate swaps and interest rate collars to manage its interest rate exposure and does not utilize these for trading or other speculative purposes.

    The Company has entered into promissory notes with several banks ("Money Market Lines of Credit") for $40.0 million of unsecured and uncommitted credit lines, outside the Credit Facility. At December 31, 1998, $10.9 million was outstanding at a weighted average interest rate of 5.75%. Borrowings under the Money Market Lines of Credit mature at specified dates less than one year after incurrence.

    The Company also maintains several lines of credit for its non-U.S. affiliates. At December 31, 1998, aggregate borrowings outstanding under these facilities were $15.0 million with interest rates ranging from 3.69% to 7.92%.

    Debt consisted of the following:

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
                                                                  (DOLLARS IN
                                                                   MILLIONS)
Credit facility.............................................  $   351.4  $   254.8
Money market lines of credit................................       10.9        3.7
Capital lease obligation....................................        9.0        9.0
Other debt..................................................       15.0        3.7
                                                              ---------  ---------
Total debt..................................................      386.3      271.2
Current maturities..........................................       25.9       20.9
                                                              ---------  ---------
Total long-term debt........................................  $   360.4  $   250.3
                                                              ---------  ---------
                                                              ---------  ---------

    Borrowings denominated in British pounds sterling under the Credit Facility were $79.8 million at December 31, 1997. There were no borrowings denominated in foreign currency under the Credit Facility at December 31, 1998.

    As of December 31, 1998, aggregate maturities of debt obligations in each of the next five years are as follows (in millions):

1999................................................................  $    25.9
2000................................................................         --
2001................................................................         --
2002................................................................         --
2003................................................................      351.4
Thereafter..........................................................        9.0

    Interest paid was $13.5 million, $18.0 million and $26.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    During 1996, the Company recorded an extraordinary charge related to the accelerated amortization of deferred financing fees of $6.3 million, net of a $3.3 million tax benefit, as a result of refinancing its credit agreements.

                               RELTEC CORPORATION

8. PENSION PLANS AND OTHER POSTRETIREMENT PLANS

    Beginning in 1998, the Company implemented a new defined contribution retirement benefit plan for its U.S. employees. Under this plan, the Company contributes 3%-6% of an eligible employee's salary to a self-directed retirement account. Employees are fully vested after five years of service. RELTEC's contributions to this plan were $5.0 million for the year ended December 31, 1998.

    The Company also sponsors a defined contribution savings and investment plan covering substantially all U.S. RELTEC salaried employees. Employer contributions to the plan are 50% of employee contributions, up to 6% of each covered employee's salary. RELTEC's contributions were $2.9 million for the year ended December 31, 1998 and $2.4 million for each of the years ended December 31, 1997 and 1996.

    RELTEC maintains several pension plans which cover certain employees and provide for monthly pension payments to eligible employees upon retirement. Effective December 31, 1997, benefit accruals under the U.S. defined benefit pension plans were frozen. Pursuant to the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the benefit plan freeze resulted in the recognition of $6.5 million of curtailment gains in 1997. This amount has been presented as other income. RELTEC's funding policy in the United States is to contribute amounts necessary to meet or exceed ERISA funding requirements, and elsewhere to fund amounts in accordance with local regulations. Pension plan assets consist primarily of United States government obligations, fixed income investments and equity securities whose values are subject to fluctuations of the securities market.

    The Company provides postretirement benefits other than pensions, primarily health care and life insurance, for certain eligible U.S. retirees. Postretirement benefits are unfunded. Effective December 31, 1997, the Company amended certain provisions of its postretirement benefit plan for U.S. employees primarily to require minimum eligibility at age 55 and 10 years of service with credited service beginning at age 45.

                               RELTEC CORPORATION

8. PENSION PLANS AND OTHER POSTRETIREMENT PLANS (CONTINUED)
    The following table reconciles the funded status of the company pension and postretirement plans to the consolidated balance sheets:

                                                                                      PENSION            POSTRETIREMENT
                                                                                       PLANS                  PLAN
                                                                                --------------------  --------------------
                                                                                  1998       1997       1998       1997
                                                                                ---------  ---------  ---------  ---------
                                                                                          (DOLLARS IN MILLIONS)
Reconciliation of funded status of the plans and the amounts recognized in the consolidated balance sheets:
Projected benefit obligations at January 1,...................................  $    56.1  $    48.7  $     7.5  $    13.1
  Service cost................................................................        0.3        4.6        0.8        0.6
  Interest cost...............................................................        3.8        3.8        0.8        0.9
  Benefits paid...............................................................       (1.3)      (1.0)      (0.7)      (0.3)
  Plan amendment..............................................................         --        7.0        2.2       (7.8)
  Actuarial (gain) loss.......................................................         --       (7.0)       2.6        1.0
  Acquisition.................................................................        3.9         --         --         --
                                                                                ---------  ---------  ---------  ---------
Projected benefit obligations at December 31,.................................       62.8       56.1       13.2        7.5
                                                                                ---------  ---------  ---------  ---------
Fair value of plan assets at January 1,.......................................       51.1       40.4         --         --
  Actual return on plans' assets..............................................        8.4       10.7         --         --
  Employer contributions......................................................        2.0        1.0        0.7        0.3
  Benefits paid...............................................................       (1.3)      (1.0)      (0.7)      (0.3)
  Other.......................................................................       (0.4)        --         --         --
                                                                                ---------  ---------  ---------  ---------
Fair value of plan assets at December 31,.....................................       59.8       51.1         --         --
                                                                                ---------  ---------  ---------  ---------
Funded status of the plans....................................................       (3.0)      (5.0)     (13.2)      (7.5)
  Unrecognized net (gain) loss................................................       (6.5)      (3.1)       3.3        1.0
  Unrecognized prior service benefit (cost)...................................         --         --       (5.0)      (7.8)
                                                                                ---------  ---------  ---------  ---------
Prepaid (accrued) benefit cost................................................       (9.5)      (8.1)     (14.9)     (14.3)
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------

    Pursuant to the acquisition of Italtel in September 1998, its unfunded defined benefit obligations have been included in the Company's consolidated balance sheet as of the acquisition date.

    Net periodic pension costs included in the accompanying consolidated statements of operations consisted of the following:

                                                                             PENSION PLANS                 POSTRETIREMENT PLAN
                                                                    -------------------------------  -------------------------------
                                                                        YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                                    -------------------------------  -------------------------------
                                                                      1998       1997       1996       1998       1997       1996
                                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                                                         (DOLLARS IN MILLIONS)
Service cost--benefits earned.....................................  $     0.3  $     4.6  $     4.1  $     0.8  $     0.6  $     0.6
Interest accrued on accumulated benefit obligation................        3.8        3.8        3.2        0.8        0.9        0.9
Expected return on plan assets....................................       (4.6)      (9.2)      (4.2)        --         --         --
Net amortization and deferrals....................................       (0.1)       5.3        1.2       (0.4)        --         --
                                                                    ---------  ---------  ---------  ---------        ---        ---
Net periodic (benefit) costs......................................  $    (0.6) $     4.5  $     4.3  $     1.2  $     1.5  $     1.5
                                                                    ---------  ---------  ---------  ---------        ---        ---
                                                                    ---------  ---------  ---------  ---------        ---        ---

                               RELTEC CORPORATION

8. PENSION PLANS AND OTHER POSTRETIREMENT PLANS (CONTINUED)
    The following actuarial assumptions were used for determining the Company's benefit plans' net periodic pension and postretirement costs and obligations:

                                                                            1998        1997         1996
                                                                          ---------     -----        -----
Weighted average discount rate:
Net periodic cost.......................................................        7.0%        7.5%         7.5%
Obligations.............................................................       6.75%        7.0%         7.5%
Salary increase.........................................................         --         4.5%         4.5%
Asset return............................................................        9.0%        9.0%         9.0%

    The aggregate accumulated benefit obligations and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $42.5 million and $34.6 million at December 31, 1998 and $36.9 million and $28.1 million at December 31, 1997.

    Assumed health care cost trends were assumed to be 8.5%, declining gradually to 5.5% in 2017 and thereafter. A 1.0% (increase) decrease in the assumed health care cost rates would (increase) decrease the service and interest cost components, in aggregate, by an amount less than $0.1 million and (increase) decrease the accumulated postretirement benefit obligation by approximately $0.5 million.

SPECIAL RETIREMENT PROGRAM FOR ELECTED OFFICERS

    The Special Retirement Program applies to principal officers who have served as such for at least two years and, upon retirement, must have at least ten years of service with the Company. An individual will not be eligible to participate in the Special Retirement Program in the event of retirement prior to reaching age 55 without the approval of the Board of Directors.

    The maximum retirement allowance will be 50% of the average of the three best years of total "compensation" less pension attributable to the Company contributions under the Company Pension Plan, the Supplemental Retirement Plan and any retirement plan of a prior employer following retirement from the Company, and less 50% of primary Social Security benefit. The maximum retirement allowance of 50% will be payable to the person holding, on retirement, the office of Chief Executive Officer of the Company, and to any other participant with 15 years of service with the Company upon retirement. Under the Special Retirement Program, the group life and medical insurance coverage (other that salary continuation) in effect for a participant at the time of early retirement will be continued until normal retirement.

DEFERRED COMPENSATION PLAN

    Under the Deferred Compensation Plan, the Company may elect to award deferred compensation to any elected officer or other key employee. In addition, the Company contributes to the Deferred Compensation Plan for each participant the amount of matching employer contributions to which the participant would be entitled under the 401(k) savings plan and/or the defined contribution retirement plan but for federal law limitations on Company contributions. Book entry accounts for each participant are credited quarterly with interest at the rate specified by the Board of Directors from time to time. The amounts credited to participants' accounts will become distributable at age 65 or earlier at the approval of the Board of Directors. In addition, in the event of a "change of control" payment of all accounts shall be accelerated and payable in a lump sum within 30 days of such event.

                               RELTEC CORPORATION

9. INCOME TAXES

    Income tax provision (benefit) includes:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
                                                                           (DOLLARS IN MILLIONS)
Current taxes:
  U.S. federal......................................................  $    14.9  $    27.8  $    23.9
  State and local...................................................        4.4        4.7        3.8
  Non-U.S...........................................................        2.5        4.6        1.7
                                                                      ---------  ---------  ---------
Total...............................................................  $    21.8  $    37.1  $    29.4
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Deferred Taxes:
  Federal and state.................................................  $     7.4  $    (5.8) $   (10.8)
  Non-U.S...........................................................       (6.5)      (1.7)      (1.2)
                                                                      ---------  ---------  ---------
Total...............................................................        0.9       (7.5)     (12.0)
                                                                      ---------  ---------  ---------
Total income tax provision..........................................  $    22.7  $    29.6  $    17.4
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    Income taxes differ from amounts computed at the U.S. statutory rate due to:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1996       1998       1997
                                                                       ---------  ---------  ---------
                                                                            (DOLLARS IN MILLIONS)
Expected tax (benefit) provision at statutory rates..................  $    (4.8) $    19.1  $     8.9
  Nondeductible amortization.........................................        6.9        6.2        4.7
  Acquired in-process research and development.......................       16.1         --        2.9
  State and local taxes..............................................        3.0        3.1        1.3
  Research and development credit....................................       (1.5)      (1.1)      (0.6)
  Nondeductible meals and other......................................        3.0        2.3        0.2
                                                                       ---------  ---------  ---------
Total tax provision..................................................  $    22.7  $    29.6  $    17.4
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                               RELTEC CORPORATION

9. INCOME TAXES (CONTINUED)
    Deferred tax assets and (liabilities) consisted of the following:

                                                                              AS OF DECEMBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
                                                                                 (DOLLARS IN
                                                                                  MILLIONS)
Deferred income tax assets:
Inventory..................................................................  $    11.0  $    14.2
Pension, postretirement and postemployment benefits........................       10.2       10.2
Net operating loss and tax credit carryforwards............................        7.5        0.7
Self-insurance reserves....................................................        3.6        3.5
Capital lease obligation...................................................        3.6        3.6
Accrued warranty...........................................................        2.6        3.5
Other......................................................................       10.7       10.0
                                                                             ---------  ---------
Gross deferred income tax assets...........................................       49.2       45.7
Deferred income tax liabilities:
Property and equipment.....................................................      (15.5)     (16.7)
Intangible assets..........................................................      (27.5)     (12.1)
Other......................................................................       (0.8)        --
                                                                             ---------  ---------
Gross deferred income tax liabilities......................................      (43.8)     (28.8)
Valuation allowance........................................................       (3.5)        --
                                                                             ---------  ---------
Net deferred income taxes..................................................  $     1.9  $    16.9
                                                                             ---------  ---------
                                                                             ---------  ---------

    Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets as reduced by the valuation allowance.

    Certain of the Company's net operating loss and tax credit carryforwards have various expiration dates beginning in the year 2000. Tax credit carryforwards of $4.6 million have no expiration date.

    RELTEC has not provided for U.S. income and foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries because management intends to permanently reinvest those earnings. Undistributed earnings of non-U.S. subsidiaries were not significant at December 31, 1998.

    Income taxes paid were $35.9 million, $43.0 million and $20.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

10. REDEEMABLE PREFERRED STOCK

    At December 31, 1998, the Company had 1,000 shares of issued and outstanding Series A Redeemable Preferred Stock (the "Preferred Stock"). The Preferred Stock has annual dividend requirements of $105 per share for each of the years ending December 31, 1997 and 1998. Dividends were cumulative and payable quarterly beginning January 1, 1997. The Company can redeem the Preferred Stock at any time at a redemption price of $1,000 per share plus accrued dividends (the "Redemption Price"). The holders of Preferred Stock can cause the redemption of the Preferred Stock at any time after July 1, 2003 or in the occurrence of a triggering event, as defined in the Preferred Stock Certificate of Designation, at the

                               RELTEC CORPORATION

10. REDEEMABLE PREFERRED STOCK (CONTINUED)
Redemption Price. The Preferred Stock has no general voting rights. During January 1998, the Company increased its authorized shares of Preferred Stock to 20,000,000 shares from 1,000,000 shares.

    Effective January 4, 1999, the Company redeemed all 1,000 shares of issued and outstanding Preferred Stock at a redemption price of $1,000 per share plus accrued dividends.

11. COMMON STOCK AND STOCK OPTION PLAN

    RELTEC completed an initial public offering (the "Offering") of 6.3 million shares of common stock on March 18, 1998. The Company used the net proceeds of $170.3 million to reduce its aggregate outstanding debt and for general corporate purposes. Prior to the Offering, there was no public market for the Company's stock.

    Holders of shares of common stock of RELTEC Corporation ("Common Stock") are entitled to one vote per share on matters to be voted on by the stockholders, and to receive dividends when and as declared by the Board of Directors. Holders of Common Stock are not entitled to preemptive rights and have no subscription, redemption or conversion privileges. The Common Stock does not have cumulative voting rights. The rights, preferences and privileges of holders of Common Stock are subject to the rights of the holders of shares of any series of preferred stock issued or that may be issued in the future. On January 14, 1998, the Company increased its authorized shares of common stock from 60,000,000 shares to 150,000,000 shares. At December 31, 1998 and 1997, loans to employees for the purchase of Common Stock were $0.8 million and $0.9 million, respectively. These amounts have been presented as a reduction of additional paid-in capital.

    Prior to the Offering, the 1998 Equity Participation Plan of RELTEC Corporation (the "Equity Plan") was approved by the Board of Directors and the stockholders of the Company. The principal purpose of the Equity Plan is to provide incentives for officers, employees and consultants of the Company through granting of options, restricted stock and other awards (collectively, "Awards"), thereby stimulating their personal and active interest in the Company's development and financial success, and inducing them to remain in the Company's employment. The Equity Plan is also intended to assist the Company in attracting and retaining qualified non-employee directors ("Non-Employee Directors") by providing for the automatic grant of options to Non-Employee Directors.

    Under the Equity Plan, not more than 9,377,549 shares of Common Stock (or the equivalent in other equity securities) are authorized for issuance upon exercise of options, stock appreciation rights ("SARs"), and other Awards, or upon vesting of restricted or deferred stock awards.

    Pursuant to the 1998 Equity Participation Plan, in March 1998, and August 1998, the Company granted approximately 925,450 and 890,000 options to purchase shares of RELTEC common stock at a strike price of $29.00 per share and $30.75 per share, respectively, which was equal to the fair market of RELTEC common stock at the dates of issuance. These options vest proratably over a five-year period.

    Common Stock options expire in periods ranging from seven to ten years from the date of grant. The majority of the options granted vest proratably over periods of up to five years ("Term Options"). Vesting of the remaining options is dependent on RELTEC achieving certain financial objectives, but in no event later than terms ranging from six years and eleven months to seven years and eleven months ("Performance Options").

                               RELTEC CORPORATION

11. COMMON STOCK AND STOCK OPTION PLAN (CONTINUED)

    A summary of the changes in the stock options granted under the Equity Plan is as follows:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                                  EXERCISE
                                                                     OPTIONS        PRICE
                                                                    ----------  -------------
Outstanding, December 31, 1995....................................   1,875,600    $    5.00
                                                                    ----------       ------
Granted...........................................................   1,211,021         9.56
Forfeited.........................................................     (38,000)        5.00
                                                                    ----------       ------
Outstanding, December 31, 1996....................................   3,048,621         6.81
                                                                    ----------       ------
Granted...........................................................     897,247        12.50
Forfeited.........................................................    (297,428)        7.53
Exercised.........................................................        (400)        5.00
                                                                    ----------       ------
Outstanding, December 31, 1997....................................   3,648,040         8.14
                                                                    ----------       ------
Granted...........................................................   3,295,502        21.07
Forfeited.........................................................    (212,398)       18.09
Exercised.........................................................      (6,220)        6.79
                                                                    ----------       ------
Outstanding, December 31, 1998....................................   6,724,924    $   14.17
                                                                    ----------       ------
Options exercisable at December 31,
1996..............................................................     413,639    $    4.52
1997..............................................................   1,218,818         6.19
1998..............................................................   1,955,533         6.21

    Stock options outstanding at December 31, 1998 are as follows:

                                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                         -------------------------------------------  ----------------------
                                                          WEIGHTED        WEIGHTED                WEIGHTED
                                                           AVERAGE         AVERAGE                 AVERAGE
                                           NUMBER         REMAINING       EXERCISE     NUMBER     EXERCISE
RANGE OF EXERCISE PRICES                 OUTSTANDING  CONTRACTUAL LIFE      PRICE     EXERCISABLE    PRICE
---------------------------------------  -----------  -----------------  -----------  ---------  -----------
$ 0.75 - $ 5.00........................   2,373,832             6.3       $    4.14   1,448,393   $    4.15
$ 5.01 - $12.50........................   2,087,702             7.1           11.46     501,604       12.07
$12.51 - $28.99........................     486,770             9.3           16.67       5,536       15.20
$29.00 - $45.56........................   1,776,620             9.4           30.08          --          --
                                                                 --
                                         -----------                     -----------  ---------  -----------
                                          6,724,924             7.6       $   14.17   1,955,533   $    6.21
                                                                 --
                                                                 --
                                         -----------                     -----------  ---------  -----------
                                         -----------                     -----------  ---------  -----------

    The Company accounts for the Equity Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for all common stock and common stock options issued with a price equal to fair market value. The Company has recognized compensation cost for all common stock and common stock options issued with a price below fair market value. For common stock options, such expense is recognized over the vesting period of the options. The Company recognized compensation expense of approximately $0.2 million and $0.7 million for the years ended December 31, 1998 and 1997, respectively, related to common stock and common stock options issued below fair market value. Unrecognized deferred compensation was approximately $1.0 million and $0.9 million at December 31, 1998 and 1997, respectively. Had compensation cost for the

                               RELTEC CORPORATION

11. COMMON STOCK AND STOCK OPTION PLAN (CONTINUED)
Equity Plan been determined consistent with the fair value methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) would have been reduced to the following pro forma amounts:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
(DOLLARS IN MILLIONS)                                                   1998       1997       1996
--------------------------------------------------------------------  ---------  ---------  ---------
Income (loss) as reported...........................................  $   (36.3) $    25.0  $     1.8
Pro forma income (loss).............................................      (43.4)      24.2        1.2
Pro forma earnings (loss) per share:
  Basic.............................................................  $   (0.82) $    0.49  $    0.03
  Diluted...........................................................      (0.82)      0.48       0.03

    The pro forma earnings (loss) per share amounts for the year ended December 31, 1996 include the effect of an extraordinary charge of $6.3 million or $(0.16) per share. Refer to Note 7 for further discussion.

    Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model in 1998 and the Minimum Value option pricing model for 1997 and 1996 with the following weighted-average assumptions:

                                                                 1998         1997         1996
                                                               ISSUANCES    ISSUANCES    ISSUANCES
                                                              -----------  -----------  -----------
Risk-free interest rate.....................................       4.98%        5.84%        6.18%
Expected life (years).......................................         9.9          9.5          7.5
Assumed volatility..........................................      100.0%           --           --
Expected dividends..........................................   $      --    $      --    $      --

    The weighted average fair market values of options granted during 1998, 1997 and 1996 was $4.14, $5.43 and $4.33, respectively.

12. SEGMENT AND RELATED INFORMATION DISCLOSURES

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131--"Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Effective January 1, 1998, the Company adopted the provisions of SFAS 131.

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE
  SEGMENT DERIVES ITS REVENUES

    The Company's reportable segments are organized around geographic area:
North America, Latin America, Asia/Pacific and Europe. Each segment operates in, and derives its revenues from, the global telecommunications equipment market, providing integrated systems, products and services used for voice, video and data communications. The Company classifies product and service sales into the following three

                               RELTEC CORPORATION

12. SEGMENT AND RELATED INFORMATION DISCLOSURES (CONTINUED) distinct product line offerings: Access Network Systems, Integrated Wireless Solutions and Network Components and Services.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources based on strategic long-term growth plans for each reportable segment as well as Adjusted EBITDA (earnings before interest expense, income taxes, depreciation, goodwill and intangible amortization expense and other nonrecurring charges). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (refer to Note 1 for further discussion). Sales between segments are generally priced to recover cost plus an appropriate markup for profit.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

    The Company's reportable segments are business units that are segregated by geographic regions. The reportable segments are each managed separately. The following tables present certain financial data from the Company's operating segments:

                                                              NORTH        LATIN        ASIA/
(DOLLARS IN MILLIONS)                                        AMERICA      AMERICA      PACIFIC     EUROPE      OTHER     TOTALS
---------------------------------------------------------  -----------  -----------  -----------  ---------  ---------  ---------
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
Net revenues.............................................   $   924.6    $    36.7    $    18.1   $   119.7  $      --  $ 1,099.1
Adjusted EBITDA..........................................       141.8         (2.9)        (2.4)       (0.1)       3.4      139.8
Segment assets...........................................       824.4         31.0         22.0       191.4      886.4    1,973.2
Expenditures for long-lived assets.......................        33.6          0.8          1.5         1.1        5.7       42.7


                                                              NORTH        LATIN        ASIA/
(DOLLARS IN MILLIONS)                                        AMERICA      AMERICA      PACIFIC     EUROPE      OTHER     TOTALS
---------------------------------------------------------  -----------  -----------  -----------  ---------  ---------  ---------
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1997
Net revenues.............................................   $   740.2    $    21.4    $     7.7   $   129.4  $      --  $   898.7
Adjusted EBITDA..........................................       117.8          1.2         (2.6)       15.6       (5.9)     126.1
Segment assets...........................................       564.7         16.1         14.0       175.0      556.1    1,325.9
Expenditures for long-lived assets.......................        20.2          0.4          0.4         4.4        1.1       26.5

                                                              NORTH        LATIN        ASIA/
(DOLLARS IN MILLIONS)                                        AMERICA      AMERICA      PACIFIC     EUROPE      OTHER     TOTALS
---------------------------------------------------------  -----------  -----------  -----------  ---------  ---------  ---------
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1996
Net revenues.............................................   $   643.3    $    13.4    $     6.3   $    38.5  $      --  $   701.5
Adjusted EBITDA..........................................       101.9          1.2          1.0         3.4       (3.6)     103.9
Segment assets...........................................       526.8         11.2          5.0       171.5      562.0    1,276.5
Expenditures for long-lived assets.......................        13.9          0.3          0.6         1.5        0.6       16.9

                               RELTEC CORPORATION

12. SEGMENT AND RELATED INFORMATION DISCLOSURES (CONTINUED)
    The following table reconciles net revenues by reportable segments:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------
(DOLLARS IN MILLIONS)                                 1998       1997       1996
--------------------------------------------------  ---------  ---------  ---------
Total net revenues for reportable segments........  $ 1,099.1  $   898.7  $   701.5
Less: intersegment revenues.......................       32.3       11.5       12.1
                                                    ---------  ---------  ---------
  Total external net sales........................  $ 1,066.8  $   887.2  $   689.4
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    The following table reconciles net assets by reportable segments:

                                                       AS OF DECEMBER 31,
                                                 -------------------------------
(DOLLARS IN MILLIONS)                              1998       1997       1996
-----------------------------------------------  ---------  ---------  ---------
Total assets for reportable segments...........  $ 1,973.2  $ 1,325.9  $ 1,276.5
Elimination of intercompany receivables........      (84.7)     (95.2)    (130.3)
Elimination of intercompany investments........     (740.4)    (426.1)    (410.0)
                                                 ---------  ---------  ---------
  Total consolidated assets....................  $ 1,148.1  $   804.6  $   736.2
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    The following table summarizes the Company's external net sales by product and service groupings:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------
(DOLLARS IN MILLIONS)                                 1998       1997       1996
--------------------------------------------------  ---------  ---------  ---------
Access Network Systems............................  $   354.0  $   283.6  $   192.3
Integrated Wireless Solutions.....................      193.0      195.3      140.4
Network Components and Services...................      519.8      408.3      356.7
                                                    ---------  ---------  ---------
  Total external net sales........................  $ 1,066.8  $   887.2  $   689.4
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

MAJOR CUSTOMER INFORMATION

    For the year ended December 31, 1998, two customers represented approximately $121.0 million (11.3%) and $111.6 million (10.5%) of the Company's consolidated net sales. For the year ended December 31, 1997, two customers represented approximately $146.4 million (16.5%) and $97.6 million (11.0%) of the Company's consolidated net sales. For the year ended December 31, 1996, one customer represented approximately $111.7 million (16.2%) of the Company's consolidated net sales.

13. RELATED PARTY TRANSACTIONS

    Kohlberg Kravis Roberts & Co., L.P. ("KKR") provides certain management, consulting and financial services to the Company for an annual fee. Such services include, but are not necessarily limited to, advice and assistance concerning any and all aspects of the operation, planning and financing of the Company. During each of the years ended December 31, 1998, 1997 and 1996, the Company paid $0.8 million to KKR for management fees and reimbursement of expenses.

                               RELTEC CORPORATION

13. RELATED PARTY TRANSACTIONS (CONTINUED)
    At December 31, 1998, two limited partnerships in which KKR Associates, L.P. is a general partner owned 81.3% of the Company's outstanding Common Stock. The remaining 18.7% of outstanding Common Stock is owned by management investors, employee savings plan participants, the settlements and the public.

    On April 1, 1997, the Company's largest stockholder, a limited partnership in which KKR Associates, L.P. is the general partner, invested an additional $50.0 million in RELTEC in exchange for 4,000,000 shares of common stock. The cash proceeds were used to repay borrowings under the Credit Facility.

    During 1996, RELTEC paid $2.0 million to KKR for consulting services related to the Rainford Acquisition

14. COMMITMENTS AND CONTINGENCIES

    Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to environmental, safety and health, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

    In November 1997, Advanced Fibre Communications, Inc. ("AFC") filed suit against the Company in the Superior Court of the State of California alleging trade secret misappropriation and other wrongful acts related to the Company's engagement of Vidar Sun Moon Star ("VSMS") to provide certain engineering services. AFC alleged that the Company wrongfully obtained AFC's proprietary trade secret information from VSMS, a licensee of certain AFC technology, in connection with development work performed by VSMS on the Company's MatrixExpress product. In addition to monetary damages, AFC sought injunctive relief prohibiting RELTEC from using AFC proprietary trade secret information, destroying AFC documents prior to trial and selling, manufacturing, or marketing the Company's MatrixExpress product. On May 1, 1998, the Superior Court of the State of California, County of Sonoma denied AFC's request for a preliminary injunction that would have prohibited the Company from selling, manufacturing or marketing MatrixExpress. Because the Company has firmly denied possession or use of any AFC proprietary trade secret information, the Company agreed to an order prohibiting it from using AFC proprietary trade secret information and destroying documents prior to trial. Accordingly, the Superior Court of the State of California entered a preliminary injunction consistent with the scope of this stipulation.

    On June 10, 1998, AFC filed an amended complaint in which they made allegations similar to the above with respect to the Company's Matrix product and undefined POTS line card to be used in the Company's DISC.S product.

    The Company continues to believe that AFC's claims are without merit and intends to defend vigorously this suit. The case was set for trial beginning April 12, 1999, but has been postponed to a later date to be determined. If the Company is unsuccessful at trial, the Company may be unable to continue the development, marketing or sale of the MatrixExpress and/or Matrix products or may be required to modify the current designs, which would delay or interrupt the deployment of MatrixExpress and/or Matrix products. In addition, the Company may be unable to continue marketing or selling the version of the DISC.S POTS line card that AFC references in its complaint.

                               RELTEC CORPORATION

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
OPERATING AND CAPITAL LEASE COMMITMENTS

    RELTEC leases certain facilities and equipment under operating leases, many of which contain renewal options and escalation clauses. Total rental expense was $16.5 million, $10.1 million and $6.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows (in millions):

1999.................................................................  $    10.0
2000.................................................................        8.2
2001.................................................................        6.7
2002.................................................................        4.1
2003.................................................................        3.2
Thereafter...........................................................       15.3
                                                                       ---------
  Total..............................................................  $    47.5
                                                                       ---------
                                                                       ---------

    The Company has a capital lease agreement which requires variable lease payments based on a variable market rate. As of December 31, 1998, the variable rate was 4.15%. As of December 31, 1998, obligations under this capital lease are $0.4 million annually through 2003 and $15.7 million thereafter and include $8.7 million of interest expense.

15. QUARTERLY INFORMATION (UNAUDITED)

                                                                 QUARTERS ENDED
                                            --------------------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT SHARE AND        MARCH 31,      JUNE 30,       SEPT. 30,     DEC. 31,
  STOCK AMOUNTS)                                1998           1998           1998          1998
------------------------------------------  -------------  -------------  -------------  -----------
Net sales.................................    $   240.2      $   278.0      $   251.4     $   297.2
Gross profit..............................         69.2           88.2           72.0          80.2
Net income (loss).........................          3.1           14.0          (60.9)          7.5

Basic earnings (loss) per common share....    $    0.06      $    0.25      $   (1.08)    $    0.13
Diluted earnings (loss) per common
  share...................................    $    0.06      $    0.24      $   (1.08)    $    0.13

Stock price:
  High....................................        36.13          49.13          43.81         25.69
  Low.....................................        34.75          35.00          11.88         12.75


                                                                 QUARTERS ENDED
                                            --------------------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT SHARE AND        MARCH 31,      JUNE 30,       SEPT. 30,     DEC. 31,
  STOCK AMOUNTS)                                1997           1997           1997          1997
------------------------------------------  -------------  -------------  -------------  -----------
Net sales.................................    $   196.7      $   216.0      $   224.7     $   249.8
Gross profit..............................         51.7           64.1           69.3          68.7
Net income................................          2.1            8.2           10.1           4.6

Basic earnings per common share...........    $    0.05      $    0.16      $    0.20     $    0.09
Diluted earnings per common share.........    $    0.04      $    0.16      $    0.20     $    0.09

                               RELTEC CORPORATION

16. SUBSEQUENT EVENT

    On March 1, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with two subsidiaries of The General Electric Company, p.l.c. ("GEC p.l.c."), pursuant to which one of such subsidiaries agreed to commence a tender offer for all of the outstanding shares of common stock of the Company for $29.50 per share. The tender offer was commenced on March 5, 1998 and expired at 12:00 a.m. midnight on April 8, 1999, following which GEC, p.l.c. acquired more than 99% of the common stock of the Company. In accordance with the Merger Agreement, such subsidiary of GEC, p.l.c. has merged with and into the Company. Following such merger, the Company has become a wholly-owned subsidiary of GEC, p.l.c. Consistent with this, RELTEC's common stock has been delisted from the New York Stock Exchange, and GEC, p.l.c. is in the process of deregistering RELTEC's common stock, following which RELTEC will no longer be required to file annual, quarterly or other reports with the Securities and Exchange Commission. The total consideration paid for the transactions described above is $2.1 billion, including assumed debt of $361.0 million. GEC, p.l.c. is an electronics, communications, technology and defense company based in the United Kingdom. The Company will become part of GEC, p.l.c.'s MARCONI Communications Division, a leader in the transmission and access segment of the global telecommunications market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No changes in accountants or disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item is included in registrant's information statement filed with the Securities and Exchange Commission on March 5, 1999 as part of the registrant's Schedule 14D-9 under the heading "Directors and Executive Officers of the Company" from page A-2 through A-5 which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item is included in registrant's information statement filed with the Securities and Exchange Commission on March 5, 1999 as part of the registrant's Schedule 14D-9 under the heading "Executive Compensation" from page A-9 through A-16 which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is included in registrant's information statement filed with the Securities and Exchange Commission on March 5, 1999 as part of the registrant's Schedule 14D-9 under the heading "Security Ownership of Certain Beneficial Owners and Management" from page A-5 through A-6 which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is included in registrant's information statement filed with the Securities and Exchange Commission on March 5, 1999 as part of the registrant's Schedule 14D-9 under the heading "Certain Relationships, Transactions and Arrangements" from page A-7 through A-8 which information is hereby incorporated by reference

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements

             The following financial statements are filed as part of this report:
             Management's Report
             Independent Auditors' Report
             Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996
             Consolidated Statements of Cash Flows for the years ended December
             31, 1998, 1997     and 1996
             Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
                 years ended December 31, 1998, 1997 and 1996
             Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules

             The following financial statement schedules are filed as part of this report:

               - Schedule II - Valuation and Qualifying Accounts

       3.  Exhibits

             All Exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this report are filed as a part of, or incorporated by reference into this report.

    (b) Reports on Form 8-K

             During the quarter ended December 31, 1998, the following reports on Form 8-K were filed with the Securities and Exchange Commission:

               - Form 8-K dated October 22, 1998 was filed pursuant to Item 2
                 (Acquisition or Disposition of Assets) in connection with the Company's acquisition of Positron Fiber Systems Corporation.

               - Form 8-K/A dated December 21, 1998 was filed pursuant to Item 7
                 (Financial Statements & Exhibits ) in connection with the Company's acquisition of Positron Fiber Systems Corporation.

                                  SCHEDULE II
                               RELTEC CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                             (DOLLARS IN MILLIONS)

                                                                                 ADDITIONS
                                                                       ------------------------------
PERIODS ENDED                                            BALANCE AT      CHARGED TO      CHARGED TO
------------------------------------------------------  BEGINNING OF      COSTS AND         OTHER                      BALANCE AT
DESCRIPTION                                                PERIOD         EXPENSES        ACCOUNTS      DEDUCTIONS    END OF PERIOD
------------------------------------------------------  -------------  ---------------  -------------  -------------  -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
12/31/1996............................................    $     1.4             0.3             0.9(a)        (0.2)     $     2.4
12/31/1997............................................          2.4             1.1             0.1(a)        (0.5)           3.1
12/31/1998............................................          3.1             2.6             0.5(a)        (0.7)           5.5

VALUATION OF INVESTMENT IN NEXTWAVE
12/31/1997............................................    $      --             5.0              --             --      $     5.0
12/31/1998............................................          5.0              --              --             --            5.0

------------------------

(a) Other adjustments relate to the Company's 1996 acquisition of Rainford, 1997 acquisition of CDTS and 1998 acquisitions of PFS and Terni.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RELTEC CORPORATION

                                By:
                                     -----------------------------------------
                                        Dudley P. Sheffler, CHIEF EXECUTIVE
                                                      OFFICER
                                                Date: April 13, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

------------------------------
  Dudley P. Sheffler, Chief             Date: April 13, 1999
 Executive Officer & Director
(Principal Executive Officer)

------------------------------
        Scott A. Fine,                  Date: April 13, 1999
   Vice-President--Finance
(Principal Financial Officer)

------------------------------
     John L. Wilson, Vice               Date: April 13, 1999
    President--Controller
(Principal Accounting Officer)

------------------------------          Date: April 13, 1999
  Thomas R. Edeus, Director

------------------------------          Date: April 13, 1999
Patricia A. Hoffman, Director

                                 EXHIBIT INDEX

    The exhibits listed below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from the Company's Registration Statement on form S-1, File No. 333-44277.

EXHIBIT NO.                                                DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2     Agreement and Plan of Merger by and among GEC Incorporated, George Acquisition Corp. and RELTEC
               Corporation dated as of March 1, 1999. (Exhibit 1 to the Company's Form 14D-9 filed on March 5, 1999).

       3.1   Certificate of Incorporation of RELTEC Corporation.

       3.2   Bylaws of RELTEC Corporation.

      10.1   RELTEC Holdings, Inc. Deferred Compensation Plan (Effective August 1, 1995) for elected officers and other key employees.

      10.2   RELTEC Holdings, Inc. Directors' Deferred Compensation Plan (Effective January 1, 1996).

      10.3   RELTEC Corporation Special Retirement Program for Elected Officers (Effective August 1, 1995).

      10.4   RELTEC Corporation Supplemental Retirement Plan for Key Employees (Effective August 1, 1995).

      10.5   Amended and Restated 1995 Stock Purchase and Option Plan for Employees of RELTEC Holdings, Inc. and
               Subsidiaries.

      10.6   1998 Equity Participation Plan of RELTEC Corporation.

      10.7   Amended and Restated Credit Agreement, dated as of September 20, 1996 (the Amended and Restated Credit
               Agreement), among RELTEC Holdings, Inc., RELTEC (UK) Limited, various lending institutions and The
               Chase Manhattan Bank, as Agent.

      10.8   Form of DRF (domestic revolving facility) Note under the Amended and Restated Credit Agreement.

      10.9   Form of MCRF (multi-currency revolving facility) Note under the Amended and Restated Credit Agreement.

      10.10  Form of Swingline Note under the Amended and Restated Credit Agreement.

      10.11  Amended and Restated Company Pledge Agreement, dated as of September 20, 1996, among RELTEC Holdings,
               Inc. and The Chase Manhattan Bank, as Agent.

      10.12  U.K. Pledge Agreement, dated as of September 20, 1996, among RELTEC (UK) Limited and The Chase Manhattan
               Bank, as Agent.

      10.13  Amended and Restated Subsidiary Pledge Agreement, dated as of September 20, 1996, among RELTEC
               Corporation, RELTEC Foreign Holdings, Inc. and The Chase Manhattan Bank, as Agent.

      10.14  Amended and Restated Subsidiary Guarantee, dated as of September 20, 1996, among RELTEC Corporation,
               RELTEC Holdings, Inc. and The Chase Manhattan Bank, as Agent.

      21     Subsidiaries of RELTEC Corporation.

 *    27     Financial Data Schedule.

------------------------

*   Filed herewith